Form 10QSB
period 2001-09-30
SYNREAL SERVICES CORP
filed 2001-11-16
CIK 1132034

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from        to
                               -------   --------


                     Commission File Number: 000-32885

                          SYNREAL SERVICES CORP.
          ----------------------------------------------------
         (Exact name of Registrant as specified in its charter)


        Nevada                                     88-0471263
 ---------------------------                   -----------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization               Identification No.)

600-890 W. Pender Street                        (604) 899-0987
Vancouver, B.C., Canada V6C 1J9              -----------------------
---------------------------------            (Registrant's telephone
(Address of principal executive offices)     number, including area code)


                                    None
  -----------------------------------------------------------------
  Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes   X      No


The number of shares outstanding of the registrant's common stock as of September 30, 2001 was 2,200,000.

Registrant's common stock is listed on the OTCBB under the symbol "SYSC".

Transitional Small Business Disclosure Format:  Yes     No X

Part I - Financial Information

Item 1.  Financial Statements

The consolidated financial statements for the period ended September 30, 2001 included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10KSB for the year ended December 31, 2000.

                           SYNREAL SERVICES CORP.


                             September 30, 2001
















                             Clyde Bailey, P.C.
                       Certified Public Accountant
                         10924 Vance Jackson #404
                         San Antonio, Texas 78230

               REPORT OF INDEPENDENT ACCOUNTANT

We have made a review of the balance sheet of Synreal Services Corp. ("Company"), a development stage enterprise, as of September 30, 2001, and the related statements of operations and cash flows for the period from inception (August 28, 2000) to September 30, 2001, in accordance with the standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000, and the related statements of operations, cash flows and changes in common shareholders' equity (deficit) for the period then ended; and in our report dated January 25, 2001, we expressed a qualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2001, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

                        /s/ Clyde Bailey P.C.
San Antonio, Texas
October 27, 2001

                              Synreal Services Corp.
                        (A Development Stage Enterprise)
                                 Balance Sheet
                            As of September 30, 2001

                                   A S S E T S
                                   -----------

Current Assets
--------------
     Cash                                          $     55,436
                                                   ------------
          Total Current Assets                           55,436
                                                   ------------
          Total Assets                             $     55,436
                                                   ============
                              L I A B I L I T I E S
                              ---------------------
Current Liabilities
-------------------
     Taxes Payable                                             -
                                                    ------------
          Total Current Liabilities                            -
                                                    ------------
          Total Liabilities                                    -

     Commitments and Contingencies                             -

                      S T O C K H O L D E R S '   E Q U I T Y
                      ---------------------------------------
Common Stock                                             2,200
     100,000,000 authorized shares, par value $.001
     2,200,000 shares issued and outstanding

Additional Paid-in-Capital                              62,800
Accumulated other comprehensive income                      82
Accumulated Deficit during the Development Period       (9,646)
                                                   -----------
          Total Stockholders' Equity (Deficit)          55,436
                                                   -----------
          Total Liabilities and Stockholders'
          Equity                                    $   55,436
                                                    ==========

The accompanying notes are integral part of consolidated financial statements.

                                5

                              Synreal Services Corp.
                       (A Development Stage Enterprise)
                            Statement of Operations
                     For the period ended September 30, 2001


                                              From 8/28/00
                                                (Initial)
                                            to September 30
                                        ----------------------
                                                 2001
                                        ----------------------
Revenues:
---------
     Revenues                                     -
                                        ---------------------
          Total Revenues                  $       -

Expenses:
---------
     Professional Fees                         5,200
     Operating Expenses                        4,801
                                        ---------------------
          Total Expenses                      10,001
          Net Loss from Operations       $   (10,001)

Other Income:
-------------
     Interest Income                             355
                                        ---------------------

          Net Loss before Taxes               (9,646)

Provision for Income Taxes:
---------------------------
     Income Tax Benefit                           -
          Net Loss                       $    (9,646)
                                       =====================

Basic and Diluted Earnings Per
Common Share                                  (0.006)
                                       ---------------------

Weighted Average number of Common Shares   1,685,714
used in per share calculations         =====================


The accompanying notes are integral part of consolidated financial statements.

                             Synreal Services Corp.
                       (A Development Stage Enterprise)
                       Statement of Stockholders' Equity
                           As of September 30, 2001
                                       Accumulated
                                         Other
                   $0.001   Paid-In Comprehensive Accumulated Stockholders'
          Shares  Par Value Capital  Income(Loss)  Deficit       Equity
         -------  --------- ------- -------------  ---------- ------------
Balance,
August 28,
2000           -   $    -   $    -     $      -      $      -   $      -

Stock
Issuance  1,000,000    1,000     4,000        -             -       5,000

Stock
Issued-   1,200,000    1,200    58,800                             60,000
504
Offering

Comprehensive
Income (Loss):

Net (Loss)                                               (9,646)   (9,646)

Foreign
Currency
Translation
Gain                                         82                        82

Total
Comprehensive
Loss)                                                              (9,564)
          ---------  --------  -------   ----------    --------    -------
Balance,
Sept. 30,
2001      2,200,000    2,200    62,800       82          (9,646)    55,436
          =========   ======    ======   ==========    ========    =======

                                 Synreal Services Corp.
                           (A Development Stage Enterprise)
                               Statement of Cash Flows


                                               From 8/28/00
                                                (Initial)
                                             to September 30
                                          ----------------------
                                                   2001
                                          ----------------------
Cash Flows from Operating Activities:
-------------------------------------
     Net Income (Loss)                    $       (9,646)
     Foreign Currency Gain                            82
     Changes in operating assets and
       liabilities:                                    -
                                          ----------------------
          Total Adjustments                            -
                                          ----------------------
Net Cash Used in Operating Activities     $       (9,564)

Cash Flows from Investing Activities:
------------------------------------
     Capital Expenditures                             -
                                          ----------------------
Net Cash Used in Investing Activities     $           -
                                          ----------------------
Cash Flows from Financing Activities:
-------------------------------------
     Note Payable                                     -
     Common Stock                                 65,500
                                           ---------------------
Net Cash Provided for Financing Activities $      65,500
                                           ---------------------
Net Increase (Decrease) in Cash            $      55,436
Cash Balance, Begin Period                             -
                                           --------------------
Cash Balance, End Period                   $      55,436
                                           ====================
Supplemental Disclosures:
          Cash Paid for interest           $           -
          Cash Paid for income taxes       $           -

The accompanying notes are integral part of consolidated financial statements.

                           Synreal Services Corp.
                       Notes to Financial Statements

NOTE 1 - BASIS OF PRESENTATION
------------------------------
The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2001 and cumulative since inception (August 28, 2000 through September 30, 2001) are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10SB, as amended.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES
---------------------------------------
NATURE OF BUSINESS
------------------
Organization
------------
Synreal Services Corp. ("the Company") was incorporated under the laws of the State of Nevada on August 28, 2000 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 100,000,000 authorized shares with a par value of $.001 per share and with 2,200,000 shares issued and outstanding as of September 30, 2001. The fiscal year end will be December 31.

Development Stage Enterprise
----------------------------
The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period.

Fixed Assets
------------
The Company has no fixed assets at this time.

Federal Income Tax
------------------
The Company will be taxed under Subchapter C of the Internal Revenue Code for its US operations. The Company has adopted the provisions of Financial Accounting Standards Board Statement
No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. "Accounting for
Income Taxes", which requires an asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred. Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

Earnings per Common Share
-------------------------
The Company adopted Financial Accounting Standards  (SFAS) No.
128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Comprehensive Income
--------------------
Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any assets requiring disclosure of comprehensive income.

Segments of an Enterprise and Related Information
-------------------------------------------------
Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in Interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

Accounting for Derivative Instruments and Hedging Activities
------------------------------------------------------------
Statement of Financial Accounting Standards (SFAS) 133,
"Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for sale security, or a foreign-currency-denominated forecasted transaction. Because the Company has no derivatives, this accounting pronouncement has no effect on the Company's financial statements.

Fair Value of Financial Instruments
-----------------------------------
The Financial Accounting Standards Board ("FASB") Statement No.
107. "Disclosure About Fair Value of Financial Instruments" is a part of a continuing process by the FASB to improve information on financial statements. The carrying amounts reported in the balance sheets for the Company's assets and liabilities approximate their fair values as of December 31, 2000 and September 30, 2001.

Note 3 - COMMON STOCK
---------------------
A total of 1,000,000 shares of stock were issued pursuant to a stock subscription agreement for $0.005 per share for a total of $5,000 to the original officers and directors.

In December of 2000, a Rule 504 offering was completed whereby 1,200,000 shares of common stock were issued at $.05 per share for a total of $60,000. The funds are to be used for expenses and working capital.

Note 4 - SUPPLEMENTARY OF SCHEDULE OF NONCASH ACTIVITIES
--------------------------------------------------------
No amounts were actually paid for either interest or income taxes during the year ended December 31, 2000 or the period ended
 September 30, 2001.

Note 5 - ORGANIZATION COSTS
---------------------------
The Company has incurred legal, accounting and other formation costs. During the year ended December 31, 2000 and quarter ended
September 30, 2001, these costs were charged to operations in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5.

Note 6 - RELATED PARTIES
------------------------
The company neither owns nor leases any real or personal property.
An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.
The Company has not formulated a policy for the resolution of such conflicts.

Note 7 - SUBSEQUENT EVENTS
--------------------------
There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------

Registrant has not yet commenced full business operations and has not yet realized any revenues for the period from inception to the nine months ended September 30, 2001.

Registrant had a net loss of $9,646 for the period from inception to the nine months ended September 30, 2001, resulting in a net loss per share of $0.006.

General and administrative expenses for the period from inception to September 30, 2001 were $10,001. These expenses consisted primarily of professional fees representing legal and accounting fees incurred in the filing of Registrant's initial public offering documents.

LIQUIDITY AND CAPITAL RESOURCES

At the nine months ended September 30, 2001, Registrant's primary source of liquidity consisted of cash in the bank in the amount of $55,436, which was the balance of proceeds raised in Registrant's initial public offering c onducted in the State of Nevada, pursuant to Rule 504 of Regulation D.

Registrant believes that its existing cash balance and future operating cash flows will be sufficient for the next 12 months, without having to raise additional cash for operations. The extent to which such sources will be sufficient to meet Registrant's anticipated cash requirements is subject to a number of uncertainties, the most important of which is Registrant's ability to generate sufficient cash flow to support its proposed business operations.

                 		      PART II - OTHER INFORMATION



ITEM 6.	EXHIBITS AND REPORTS OF FORM 8-K

A)	All exhibits required to be filed herein are incorporated by reference to
Registrant's Form 10-SB, originally filed with the Commission on June 15, 2001.

B)	There were no reports on Form 8-K filed during the quarter.




                               SIGNATURES
                               ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Synreal Services Corp.

Dated: November 16, 2001     By:/s/ Brian Chelin, President, Treasurer and
                             Director

Dated: November 16, 2001     By:/s/ Jennifer Wallace, Secretary and Director