Form 10KSB
period 2001-12-31
SYNREAL SERVICES CORP
filed 2002-03-29
CIK 1132034

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549

                    FORM 10-KSB
[X]  Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

       FOR THE YEAR ENDED DECEMBER 31, 2001
           Commission File Number 000-32885

             SYNREAL SERVICES CORP.
  ---------------------------------------------
(Exact name of registrant as specified in its charter)

        Nevada                        88-0471263
-------------------------------       -----------
(State or other jurisdiction of    (I.R.S. Employer
 incorporation or organization)   Identification No.)

      600-890 W. Pender St.
     Vancouver, B.C., Canada                 V6C 1J9
---------------------------------------     -----------
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:
(604) 899-0987

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES: [X] NO: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares outstanding of Registrant's common stock as of December 31, 2001 was 2,200,000.

Registrant had total revenues of $1,795 for the year ended
December 31, 2001.

Registrant's common stock is listed on the OTCBB under the symbol
SYSC, however, as of the date of the filing of this Annual Report, trading has not yet commenced.

               Forward-Looking Statements
               --------------------------
In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled Management's Discussion and Analysis of Financial
Position and Results of Operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. Registrant undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Registrant files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Registrant in the year 2002.


                               PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Synreal Services Corp. was incorporated in the State of Nevada on August 28, 2000 to engage in the business of providing due diligence and administrative services for real estate syndications; however, Registrant is still a development stage company and has not yet commenced full business operations.

Background of the Industry
--------------------------
Until recently, the non-institutional investor's options have been very limited to standard investment instruments such as stocks, bonds, term deposits and government debt instruments. In many cases, individual investors have simply found that, in order to obtain annual returns exceeding the mid-single digits, their choices for reasonable, passive investment returns were limited to stock-based mutual funds. In Canada, a relatively recent alternative has been the creation of merchant advisory services to facilitate pooled investment opportunities, or "syndicates", for groups of like-minded individuals seeking the opportunity to invest in income-producing real estate. Over the past five years, Canadian-based advisors have sourced and arranged real estate investments, on behalf of their clients, in excess of hundreds of millions of dollars.

Plan of Operation
-----------------
Registrant intends to develop conservative real estate syndicates in the Provinces of British Columbia and Alberta, Canada, that will capitalize on the private investors' desire to diversify their investment holdings from the traditional offering of stocks, bonds and government debt instruments. The syndicates will provide investors with an opportunity to participate in the ownership of various types of real estate holdings, including multi-family rental, office and industrial properties. The typical holding period established for the syndicates (i.e. the date of acquisition to the date of sale of the real estate held by the limited partnership and the distribution of net proceeds), will be from five to seven years. Upon the distribution of net proceeds to the limited partners, no new business will be undertaken by the limited partnership and it will be wound up. Synreal Services is not and does not intend to become a reporting issuer under the securities legislation of British Columbia and Alberta, Canada, and, accordingly, investors will be required to hold its limited partnership units until the wind-up of the limited partnership or the sale thereof to other limited partners, as provided for in the limited partnership agreement.

The limited partnership agreements will stipulate that no limited partner shall sell, assign, pledge, charge or otherwise dispose of, encumber, or in any manner transfer any of their limited partnership interest, whether voluntarily or by operation of law, or by gift or otherwise, unless the transferee shall first have obtained the written consent of the general partner (which consent may be arbitrarily withheld) and then shall have entered into an agreement with the general partner and all of the other limited partners: (a) agreeing to be bound by the terms of the limited partnership agreement, (b) agreeing to be bound by any other agreement the transferring limited partner has entered into pursuant to the terms of the limited partnership agreement,
(c) consenting to any resolutions of the limited partners under the limited partnership agreement, and (d) assuming all of the obligations of the transferring limited partner under the limited partnership agreement and agreeing to be bound by the terms of the limited partnership agreement in the same manner as the transferring limited partner.

Registrant's business operations will be subject to all the laws, rules and regulations of the British Columbia and Alberta
Securities Acts relating to the formation and management of the syndicates.

The syndicates, which will take the form of limited partnerships, will be one hundred percent owned and ultimately controlled by the limited partners. Registrant will serve as the general partner to implement the terms of the limited partnership agreements and facilitate the acquisition and operation of the target asset.

Synreal Services will be paid a fee upon the acquisition of a target asset for sourcing the asset, conducting the purchase due diligence, arranging financing and securing the investors. Purchase due diligence will include conducting detailed physical inspection of the property and neighborhood; reviewing the property's operating statements; reviewing leases and rental agreements on the property; engaging professional engineering firms to conduct pre-purchase structural, electrical, mechanical and building envelop inspections; reviewing engineering reports; reviewing market reports provided by the Canadian Mortgage and Housing Corporation and local real estate boards to confirm reasonableness of rental rates; reviewing title for both financial and non-financial encumbrances; confirming with municipal authorities zoning compliance and historical designations; searching municipal records for outstanding fire, health or other work orders; confirming with Canadian provincial authorities compliance with boiler and, if elevators on site, elevating device regulations; engaging appraiser to confirm property valuation.

Real estate "syndications" will be created for each real estate acquisition by the establishment of limited partnerships which will hold 100% of the beneficial interest in the acquired real estate; limited partnership units will be issued to each limited partner of the respective limited partnerships in proportion to the amount of his or her subscription to the total amount of the limited partnership capital subscription. Each syndicate will typically hold only one apartment property (unless a portfolio is acquired from one vendor) that ranges in value from $1.5 to $3.0 million (or, based on a 30-unit building, $50,000 to $100,000 per unit) depending on condition, age, rents, location, etc. of the property. The limited partnerships will not be structured to facilitate the acquisition of further properties once a target property has been acquired.

Acquisitions will be limited to apartment buildings of 30 or more units located in regional districts or municipalities situated in the Provinces of British Columbia and/or Alberta, Canada, with populations of a least 50,000. With a targeted minimum yield requirement of 8%, we intend to acquire 30 - 50 year old properties typically of 3 to 4 story wood-frame construction. Many factors will be considered in the targeting and evaluation of properties for proposed acquisition by limited partnerships including: identifying opportunities to invest in undervalued real estate assets that can be acquired for significantly less than their replacement cost; identifying real estate in emerging growth markets due to such factors as favorable local and/or provincial tax policy and the recovery of resource-based industries (the primary resource extraction and processing communities in British Columbia and Alberta, Canada are starting to recover due to a streamlining of cost intensive government regulations, as well as commodity price stabilization after being hit hard by the declines in lumber and pulp prices in the past two years); sourcing 'diamonds-in-the-rough"
- poorly managed real estate with income upside or expense reduction potential; and taking advantage of favorable lending environments (such as community credit unions in smaller centers).

Limited Partners will be required to contribute at least $50,000 to each limited partnership, although, in certain cases the minimum required may be higher pursuant to statutory exemption requirements under the B.C. and Alberta securities legislation. Limited partners will not be required to contribute capital to the limited partnerships over and above their initial subscription. In the event Registrant determines that the limited partnership requires further capital and Registrant is unable to borrow funds on behalf of the limited partnership, and the limited partners do not wish to contribute the needed funds, the limited partnership will be required to sell its assets, thereby liquidating the limited partnership, and to distribute the net proceeds to the limited partners.

Registrant will be paid an annual asset management fee for the administration of the limited partnership, overseeing the third party property manager engaged to manage the asset on a day-to-day basis, reporting to the limited partners on a regular basis and issuing distributions pursuant to the limited partnership agreement.

Administrative services will include all those activities normally undertaken by a prudent owner of apartment properties such as engaging and supervising the services of a property manager; reviewing monthly management reports; reviewing and setting rental rates; acquiring property damage and liability insurance; ensuring compliance with mortgage covenants (i.e. provision of operating statements and evidence of insurance coverage); as well as general administrative duties provided by Registrant, which will include reporting to and making distributions to the limited partners.

Registrant may be removed as the general partner by simple majority vote of the limited partners at any time after acquisition of the target asset.

Registrant believes a significant opportunity is available to facilitate non-institutional group investment, as investing in real estate is typically beyond the expertise and resources of the lone average investor. Management further believes that its services will appeal to investors seeking a means to invest in quality real estate and looking to take advantage of Registrant's ability to research, source, analyze and acquire attractive properties and offer to investors the opportunity to participate with other like-minded investors at a comfortable investment level.

Registrant has not yet fully commenced its proposed business operations and, as a result, does not currently have any existing investors, syndicates or limited partnerships.

Management of Registrant has considerable expertise in the acquisition and management of multi-family rental, and small office and retail properties. Through existing business contacts, Management is attempting to locate opportunities for prospective limited partners to invest in undervalued real estate assets and will use their management and construction expertise to enhance the value of the limited partnership's real estate holdings with their experienced management and marketing skills when a target asset is acquired.

Sources of Revenue
------------------
Synreal Services is a strictly fee-for-service operation. Registrant will not invest in the acquisitions, nor will it obtain an interest in any property for arranging the acquisition for the limited partnership. The principal source of revenues will arise from the various fees Registrant will charge each limited partnership at the time of acquisition of the target asset and for the ongoing oversight and management activities of the limited partnership.

These fees will include:

-	Investment Arrangement Fee for sourcing the investment,
conducting pre-purchase due diligence, structuring and documenting the limited partnership, and arranging for limited partners/investors; such fee are estimated to be between 6% - 8% of the target asset's acquisition price;

-	Financial Arrangement Fee for arranging mortgage financing
for the limited partnership; such fee to be between 1% and 2% of the mortgage amount;

-	Asset Management Fee for administering limited partnership
agreement, overseeing third party property managers, regular reporting to limited partners, engaging various professionals (i.e. accountants, lawyers) on behalf of limited partnership, making distributions pursuant to limited partnership agreement (such administration will commence on acquisition and continue until such time that Synreal Services Corp. is removed by the limited partners of an investment by simple majority vote); such fee to be between 1.5% and 3% of the limited partnership's annual gross income; and

-	Property Management Fee for local real estate assets, as
Registrant may act as the day-to-day property manager; such fee to be no more than the industry standard rate (typically 3% to 5% of gross revenues for multi-family properties and 4% to 6% of gross revenues for commercial properties).

After the establishment of its core business, Registrant may offer other complementary fee-generating services, which may include real estate brokerage, mortgage brokerage and third-party property management.

For a more detailed overview of Registrant's business plans, please see the Form 10SB12G/A Registration Statement, filed with the U.S. Securities and Exchange Commission on November 23, 2001, under SEC File No. 000-32885, which is incorporated herein by this reference.

Competition
-----------
In British Columbia and Alberta, Canada, there are presently very few reputable consultants offering opportunities for sophisticated syndicated real estate investment.

The foremost would be Anthem Properties, which commenced operations in 1991 and has arranged acquisitions on behalf of its clients with a cost base in excess of $400 million. Their current management portfolio of over 30 properties has an estimated value exceeding $350 million. It has been reported that Anthem has over 3,000 individual clients, representing over $100 million in equity.

Conflict of Interest
--------------------
Brian Chelin, an officer and director, presently holds, and may continue to hold, and may attain new positions in other limited partnerships and entities, some of which may have the same or similar investment objective as the partnerships to be established by Registrant. Mr. Chelin also presently manages, and expects to continue to manage, one multi-family and one office real estate limited partnership (both established before the inception of Synreal Services) as a principal of the general partner. Neither he, nor any other director or officer of Synreal Services, will participate in, with, or as a promoter or general partner of any non-Synreal Services limited partnership offering where the underlying real estate of such offering could fall within the Investment Policies of Synreal Services. Mr. Chelin is also a director and officer of Lanyard Financial Corporation, an originator and promoter of syndicated mortgage investment products. The mortgage product offerings of Lanyard Financial Corporation may compete with the real estate offerings of Synreal Services.

Lanyard Financial Corporation arranges and packages non-conventional mortgages (i.e. loans exceeding 75% of asset value and/or impaired Borrower creditworthiness). Synreal Services will be obtaining conventional low loan to value mortgages directly from banks, credit unions, life insurance companies and pension funds, and any fees earned in arranging financing for its limited partnership offerings will be only for the account of Synreal Services. Registrant will not, under any circumstance, engage the services of Lanyard Financial Corporation.

Registrant has not yet formulated a policy for the resolution of any conflicts with its officers and directors.

Employees
---------
At the present time, Registrant has no employees other than its officers and directors who devote their time either as needed or on a full-time basis to the business. Registrant intends to add staff as and when needed, as it expands business operations.


ITEM 2.  DESCRIPTION OF PROPERTY

Registrant does not own any property. It is currently using the business offices of its President, Brian Chelin, at Suite 600-890 West Pender Street, Vancouver, BC, Canada V6C 1J9, on a rent-free basis. The business premises consist of a single office and secretarial support. At such time as these premises are no longer sufficient for business operations, Registrant will lease larger office space in downtown Vancouver at competitive market rates.


ITEM 3.  LEGAL PROCEEDINGS

Registrant is not a party to any legal proceedings and is unaware of any pending or threatened legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                             PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Registrant's Common Stock is listed on the OTCBB under the symbol
SYSC, however, trading has not yet commenced.

Registrant has adopted the policy to reinvest earnings to fund future growth. Accordingly, Registrant has not paid dividends and does not anticipate declaring dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data was derived from Registrant's audited Financial Statements. The information set forth below should be read in conjunction with Registrant's Financial Statements and related Notes included elsewhere in this Annual Report.

Year Ended December 31, 2001
----------------------------
STATEMENT OF OPERATIONS DATA:

Net revenues                                  1,795
Net income (loss)                         $  (7,302)
Basic income (loss) per share                  (.00)
Weighted average shares outstanding       2,200,000

BALANCE SHEET DATA:
Cash and cash equivalents                 $  54,947
Total assets                                 54,947
Long-term debt                                    0
Current Liabilities                               0
Stockholders' equity                         54,947

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
Registrant has not yet commenced full business operations and, therefore, has not yet realized any substantial revenues.

Registrant had a net loss of $7,302 at December 31, 2001, resulting in a negligible net loss per share.

General and administrative expenses at December 31, 2001 were $9,251, most of which constituted legal and professional fees and expenses incurred in connection with the filing of Registrant's initial public offering pursuant to Rule 504 of Regulation D in the State of Nevada in 2001.

Liquidity and Capital Resources
-------------------------------
At December 31, 2001, Registrant's primary sources of liquidity included cash and cash equivalents in the amount of $54,947, which was the balance of proceeds raised in Registrant's initial public offering.

Registrant believes that its existing cash balance and future operating cash flows will be sufficient for near term operating needs. The extent to which such sources will be sufficient to meet Registrant's anticipated cash requirements is subject to a number of uncertainties, the most important of which is Registrant's ability to generate sufficient cash flow to support its business operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Registrant's financial statements for the year ended December
31, 2001, prepared and audited by Clyde Bailey, an independent
Certified Public Accountant, is included herein.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                           PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

Each of Registrant's directors is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. Each of the officers is elected by the Board of Directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The names, addresses, ages and positions of the current officers and directors is set forth below:

Name and Address            Age      Position(s)
----------------           ----      -------------
Brian Chelin                36       President, Treasurer and
                                     Director

Jennifer Wallace            30       Secretary and Director

Background of Officers and Directors
------------------------------------
Brian Chelin has been the President, Treasurer and a Director of Registrant since inception. He is married to Jennifer Wallace, an officer and director. He has 11 years experience in real estate investment and finance. From August 1999 to the present, he has also been a manager and a co-owner of Lanyard Financial Corporation, a company specializing in syndicated mortgage investments in the Pacific Northwest and Alberta, Canada. From June 1994 to August 1999, he was Asset Manager and Assistant Vice-President of Hyland Turnkey Limited, an international real estate development, investment and management company based in Vancouver, BC. From 1992 to 1994, he was an Account Manager with Sun Life Trust of Canada underwriting and managing a $50 million mortgage portfolio including special (default) accounts. He has been the originator and general partner in a number of successful private issuer real estate syndicates. He graduated from the University of British Columbia in 1989 with a Bachelor of Commerce Degree specializing in Urban Land Economics. He also obtained a diploma from the University of Copenhagen in 1988 in International Business Studies. Mr. Chelin devotes full time to our business operations.

Jennifer Wallace has been Secretary and a Director since inception, and is married to Brian Chelin. From November 1999 to the present, she has been a partner in Seniority Lifestyle Strategies, a housing consultation service, which assists aging adults and their families in determining their housing requirements and options when they are no longer self-sufficient. From 1998 to present, she has developed and coordinated a pilot project in partnership with the British Columbia Housing and Management Corporation and the Vancouver/ Richmond Health Board, which established a new model of supportive housing in the public sector. From 1995 to 1999, she was a full-time post-graduate student at Simon Fraser University, where she graduated in 1999 with a Master of Arts Degree in Gerontology, specializing in housing issues. She also graduated from the University of Western Ontario in 1992 with a Bachelor of Arts Degree in Sociology. Ms. Wallace will devote approximately 10 hours per week to our business operations.


ITEM 11. EXECUTIVE COMPENSATION

As of the date of the filing of this Annual Report, none of Registrant's officers or directors have been compensated for their services, either in cash or stock, and there are no plans to compensate them in the near future, unless and until Registrant begins to realize revenues and becomes profitable in its business operations. As a result, no summary compensation tables have been included herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth the total number of shares owned beneficially by each of Registrant's directors, officers and key employees, individually and as a group, and the present owners of 5% or more of total outstanding shares. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

-------------------------------------------------------------------
Title of Class  Name and Address           Amount and
                of Beneficial              Nature of      Percent
                    Owner                  Beneficial     of Class
                                           Ownership
-------------------------------------------------------------------

Common Stock    Brian Chelin(1)          500,000 Direct    22.5%
    600-890 W. Pender Street
                Vancouver, BC Canada V6C 1J9

Common Stock    Jennifer Wallace(1)      500,000 Direct    22.5%
                600-890 W. Pender Street
                Vancouver, BC Canada V6C 1J9
----------------------------
All Executive Officers and
Directors as a group (2 persons)  1,000,000           45%

(1) Brian Chelin and Jennifer Wallace are husband and wife.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There have been no actual or proposed transactions to which Registrant was or is to be a party to in which any Director, Executive Officer, nominee for election as Director, security holder, or any member of the immediate family of any of the aforementioned had or is to have a direct or indirect material interest.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a)     Registrant's financial statement for the year ended
        December 31, 2001 is included herein.

(b) Registrant filed no reports on Form 8-K during the fourth quarter ended December 31, 2001

The following exhibits are included herein, except for the exhibits marked with an asterisk, which are incorporated herein by reference and can be found in Registrant's original Form 10SB12G/A Registration Statement, filed on November 23, 2001, under SEC File Number 000-32885.

Exhibit Number     Description
--------------     -----------
    3(i) *         Articles of Incorporation
    3(ii)*         Bylaws
   23              Consent of Accountant
   99(i) *         Proposed Form of Limited Partnership Agreement
                   and Subscription Form
   99(ii)*         Limited Partnership Unit Distribution Policy



                      SYNREAL SERVICES CORP.


                         December 31, 2001





























                             Clyde Bailey, P.C.
                        Certified Public Accountant
                          10924 Vance Jackson #404
                          San Antonio, Texas 78230

CLYDE BAILEY P.C.
Certified Public Accountant
10924 Vance Jackson #404
San Antonio, Texas 78230
(210) 699-1287(ofc.)
(888) 699-1287  (210) 691-2911 (fax)

Member:
American Institute of CPA's
Texas Society of CPA's

Board of Directors
Synreal Services Corp.

INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying balance sheet of Synreal Services Corp. (Company) as of December 31, 2001 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows from August 28, 2001 to December 31, 2001 and for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and the results of its operations and its cash flows for the period ended December 31, 2001 and 2000 from August 28, 2001 to December 31, 2001, in accordance with accounting principles generally accepted in the United States.

/s/ Clyde Bailey P.C.
                           San Antonio, Texas
                           February 18, 2002

                              Synreal Services Corp.
                        (A Development Stage Enterprise)
                                 Balance Sheet
                            As of December 31, 2001

                                   A S S E T S
                                   -----------

Current Assets
--------------
     Cash                                          $     54,947
                                                   ------------
          Total Current Assets                           54,947
                                                   ------------
          Total Assets                             $     54,947
                                                   ============
                              L I A B I L I T I E S
                              ---------------------
Current Liabilities
-------------------
     Taxes Payable                                             -
                                                    ------------
          Total Current Liabilities                            -
                                                    ------------
          Total Liabilities                                    -

     Commitments and Contingencies                             -

                      S T O C K H O L D E R S '   E Q U I T Y
                      ---------------------------------------
Common Stock                                             2,200
     100,000,000 authorized shares, par value $.001
     2,200,000 shares issued and outstanding

Additional Paid-in-Capital                              62,800
Accumulated other comprehensive income                      82
Accumulated Deficit during the Development Period      (10,135)
                                                   -----------
          Total Stockholders' Equity (Deficit)          54,947
                                                   -----------
          Total Liabilities and Stockholders'
          Equity                                    $   54,947
                                                    ==========





The accompanying notes are integral part of consolidated financial statements.

                              Synreal Services Corp.
                       (A Development Stage Enterprise)
                            Statement of Operations

                                 For the Year Ended  From Inception
                                  2001        2000    to 12/31/01
                                 ----------------------------------
Revenues:
---------
     Revenues                    $ 1,795     $    -    $    1,795
                                 --------------------------------
          Total Revenues         $ 1,795          -    $    1,795

Expenses:
---------
     Professional Fees             5,750                    5,750
     Operating Expenses            3,501      2,833         6,334
                                 --------------------------------
          Total Expenses           9,251      2,833        12,084
          Net Loss from
             Operations         $ (7,456)    (2,833)      (10,289)

Other Income:
-------------
     Interest Income                 154         -            154
                                ---------------------------------

          Net Loss before Taxes   (7,302)    (2,833)     (10,135)

Provision for Income Taxes:
---------------------------
     Income Tax Benefit                -         -              -
          Net Income (Loss)     $ (7,302)   (2,833)      (10,135)
                                =================================

Basic and Diluted Earnings Per
Common Share                         Nil       Nil           Nil
                               ---------------------------------

Weighted Average number of
Common Shares used in per
share calculations             1,300,000  1,300,000    1,300,000
                               =================================



The accompanying notes are integral part of consolidated financial statements.

                             Synreal Services Corp.
                       (A Development Stage Enterprise)
                       Statement of Stockholders' Equity
                           As of December 31, 2001
                                       Accumulated
                                         Other
                   $.001   Paid-In Comprehensive Accumulated Stockholders'
            Shares  Par Value Capital  Income(Loss)  Deficit       Equity
            ------  --------- ------- -------------  ---------- ---------
Balance,
August 28,
2000            -   $    -   $    -     $      -      $      -   $      -

Stock
Issuance  1,000,000    1,000     4,000         -             -       5,000

Stock
Issued-   1,200,000    1,200    58,800                              60,000
504
Offering

Comprehensive
Income (Loss):
Net (Loss)                                             (2,833)     (2,833)

Foreign
Currency
Translation
Gain                                          82                       82
                                                                   -------
Total
Comprehensive
(Loss)                                                             (2,751)
          ---------  --------  -------   ----------    --------    -------
Balance,
December
31, 2001  2,200,000    2,200    62,800         82       (2,833)    62,249

Comprehensive
Income (loss):
Net Loss                                                (7,302)    (7,302)

Foreign
Currency
Translation Gain                                -                      -
                                                                   -------
Total
Comprehensive
Loss                                                               (7,302)
          ---------   ------    ------   ----------    --------    -------
Balance
December 31,
2001      2,200,000   $2,200   $62,800    $     82    $(10,135)   $54,947
          =========   ======    ======   ==========    ========   =======

                                 Synreal Services Corp.
                           (A Development Stage Enterprise)
                               Statement of Cash Flows

                                 For the Year Ended  From Inception
                                  2001        2000    to 12/31/01
                                 ----------------------------------

Cash Flows from Operating Activities:
-------------------------------------
     Net Income (Loss)           $(7,302)    $(2,833)     $ (10,135)
     Foreign Currency Gain            82           -             82
                                 ----------------------------------

Net Cash Provided from
Operating Activities              (7,220)     (2,833)       (10,053)

Cash Flows from Investing Activities:
------------------------------------
     Other Assets                      -           -              -
                                 ----------------------------------
Net Cash Used in Investing
Activities                             -           -              -
                                 ----------------------------------
Cash Flows from Financing Activities:
-------------------------------------
     Common Stock                      -      65,000         65,000
                                 ----------------------------------
Net Cash Provided from
Financing Activities                   -      65,000         65,000
                                 ----------------------------------
Net Increase in Cash              (7,220)     62,167         54,947
                                 ----------------------------------
Cash Balance, Begin Period        62,167           -              -
                                 ----------------------------------
Cash Balance, End Period        $ 54,947     $62,167        $54,947
                                ===================================
Supplemental Disclosures:
 Cash Paid for interest         $      -     $     -        $     -
 Cash Paid for income taxes     $      -     $     -        $     -


The accompanying notes are integral part of consolidated financial statements.

                            Synreal Services Corp.
                       Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies
-----------------------------------------------------
Organization
------------
Synreal Services Corp. ("the Company") was incorporated under the laws of the State of Nevada on August 28, 2001 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 100,000,000 authorized shares with a par value of $.001 per share and with 2,200,000 shares issued and outstanding as of December 31, 2001. The fiscal year end will be December 31. The Company has been inactive since inception and has little or no operating revenues or expenses.

Development Stage Enterprise
----------------------------
The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period.


Federal Income Tax
------------------
The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes.
The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

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

Stock-Based Compensation Plans
------------------------------
The Company accounts for all transactions under which employees, officers and directors receive shares of stock or options in the Company in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"), under which no compensation cost is recognized. The Company adopted

                   Synreal Services Corp.
               Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies (con't.)
--------------------------------------------------------------
Statements of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," for disclosure purposes, and has adopted the proforma disclosure requirements of SFAS 123. Accordingly, no compensation has been recognized in the results of operations for the employee, officers and directors stock plan other than for options issued at an exercise price below market price, to non-employees for consulting services or to debt providers that had stock or options attached.

Foreign Currency Translation
----------------------------
Assets and liabilities of subsidiaries operating in foreign countries are translated into U.S. dollars using both the exchange rate in effect at the balance sheet date or historical rate, as applicable. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in stockholders' equity (Accumulated other comprehensive loss), while gains and losses resulting from foreign currency transactions are included in operations.

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

                      Synreal Services Corp.
                  Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies (con't.)
--------------------------------------------------------------
all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has included a gain from foreign currency translation adjustments as comprehensive income.

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

Note 2  -  Common Stock
-----------------------
A total of 1,000,000 shares of stock were issued pursuant to a stock subscription agreement for $0.005 per share for a total of $5,000 to the original officers and directors.

In December of 2001, a Rule 504 offering was completed whereby
1,200,000 shares of common stock were issued at $.05 per share for a total of $60,000. The funds are to be used for expenses and working capital.

Note 3  -  Related Parties
--------------------------
The Organization has no significant related party transactions and/or relationships any individuals or entities.

Note 4 - Income Taxes
---------------------
Deferred income taxes arise from temporary differences resulting from the Company's subsidiary utilizing the cash basis of accounting for tax purposes and the accrual basis for financial reporting purposes. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from timing differences that are not related to an asset or liability are classified as current or non-

                      Synreal Services Corp.
                  Notes to Financial Statements


Note 4 - Income Taxes (con't)
----------------------------
current depending on the periods in which the timing differences are expected to reverse. The Company's previous principal temporary differences relate to revenue and expenses accrued for financial purposes, which are not taxable for financial reporting purposes. The Company's material temporary differences consist of bad debt expense recorded in the financial statements that is not deductible for tax purposes and differences in the depreciation expense calculated for financial statement purposes and tax purposes.


Note 5  -  Subsequent Events
----------------------------
There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

                              SIGNATURES
                              ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          Synreal Services Corp., Registrant

Dated: March 25, 2002     By:/s/ Brian Chelin
                          President, Treasurer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:


By: /s/ Brian Chelin, President, Treasurer and Director

Dated:  March 25, 2002


By: /s/ Jennifer Wallace, Secretary and Director

Dated:  March 25, 2002