Form 10QSB
period 2002-03-31
SYNREAL SERVICES CORP
filed 2002-05-15
CIK 1132034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended March 31, 2002

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from        to
                               -------   --------


                     Commission File Number: 000-32885

                         SYNREAL SERVICES CORP.
          ----------------------------------------------------
         (Exact name of Registrant as specified in its charter)


        Nevada                                     88-0471263
 ---------------------------                   -----------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization               Identification No.)


 600-890 W. Pender Street
 Vancouver, B.C., Canada V6C 1J9      	(604) 899-0987
--------------------------------      -----------------------------
(Address of principal executive       (Registrant's telephone number,
 offices)                              including area code)


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

The number of shares outstanding of the registrant's common stock as of March 31, 2002 was 2,200,000.

Registrant's common stock is listed on the OTCBB under the symbol "SYSC".

Transitional Small Business Disclosure Format:  Yes     No X

                 Part I - Financial Information

Item 1.  Financial Statements

The interim financial statements of Registrant included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of its operations for the interim periods presented. Because of the nature of the Registrant's business, the results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10KSB for the year ended December 31, 2001.

                      SYNREAL SERVICES CORP.


                         March 31, 2002

CLYDE BAILEY P.C.
Certified Public Accountant
10924 Vance Jackson #404
San Antonio, Texas 78230
(210) 699-1287(ofc.)
(888) 699-1287  (210) 691-2911 (fax)

Member:
American Institute of CPA's
Texas Society of CPA's

To the Board of Directors
Synreal Services Corp.

INDEPENDENT ACCOUNTANT'S REPORT

I have made a review of the balance sheet of Synreal
Services Corp. (Company) as of March 31, 2002 and the related statements of operations and cash flows for the three month period ended March 31, 2002 and 2001, in accordance with the standards established by the American
Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

A review of the interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on our review, I am not aware of any material modifications that should be made to the interim financial statements referred to above for them to be in conformity with generally accepted accounting principles.

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2001, and the related statements of operations, cash flows and changes in common shareholder's equity (deficit) for the period then ended; and in our report dated February 18, 2002, I expressed an unqualified opinion on those financial statements. In my opinion, the information set forth in the accompanying balance shet as of March 31, 2002, is fairly stated in all material respects in relation the the balance sheet from which it has been derived.

/s/ Clyde Bailey P.C.
                           San Antonio, Texas
                           March 2, 2002

                              Synreal Services Corp.
                        (A Development Stage Enterprise)
                                 Balance Sheet
                            As of March 31, 2002

                                   A S S E T S
                                   -----------

Current Assets
--------------
     Cash                                          $     50,919
                                                   ------------
          Total Current Assets                           50,919
                                                   ------------
          Total Assets                             $     50,919
                                                   ============
                              L I A B I L I T I E S
                              ---------------------
Current Liabilities
-------------------
     Taxes Payable                                             -
                                                    ------------
          Total Current Liabilities                            -
                                                    ------------
          Total Liabilities                                    -

                      S T O C K H O L D E R S '   E Q U I T Y
                      ---------------------------------------
Common Stock                                             2,200
     100,000,000 authorized shares, par value $.001
     2,200,000 shares issued and outstanding

Additional Paid-in-Capital                              62,800
Accumulated other comprehensive income                      82
Accumulated Deficit during the Development Period      (14,163)
                                                   -----------
          Total Stockholders' Equity (Deficit)          50,919
                                                   -----------
          Total Liabilities and Stockholders'
          Equity                                    $   50,919
                                                    ==========

The accompanying notes are integral part of the financial statements.

                              Synreal Services Corp.
                       (A Development Stage Enterprise)
                            Statement of Operations
                                 ------------------   -----------------
                                 For three months
                                  Ending March 31     From Inception to
                                  2002       2001     March 31, 2002
                                 -----------------   ------------------
Revenues:
---------
     Revenues                    $     -     $    -    $    1,795
                                 --------------------------------
          Total Revenues         $     -          -    $    1,795

Expenses:
---------
     Professional Fees             3,750      1,000         9,500
     Operating Expenses              339        789         6,673
                                 --------------------------------
          Total Expenses           4,089      1,789        16,173
          Net Loss from          --------------------------------
             Operations         $ (4,089)    (1,789)      (14,378)

Other Income and Expenses:
--------------------------
     Interest Income                  61         -            215
                                ---------------------------------
          Net Loss before Taxes   (4,028)    (1,789)     (14,163)

Provision for Income Taxes:
---------------------------
     Income Tax Benefit                -         -              -
          Net Income (Loss)     $ (4,028)    (1,789)     (14,163)
                                =================================

Basic and Diluted Earnings Per
Common Share                         Nil       Nil           Nil
                               ---------------------------------

Weighted Average number of
Common Shares used in per
share calculations             1,300,000  1,300,000    1,300,000
                               =================================

The accompanying notes are integral part of the financial statements.

                             Synreal Services Corp.
                       (A Development Stage Enterprise)
                       Statement of Stockholders' Equity
                           As of March 31, 2002
                                       Accumulated
                                         Other
                   $.001   Paid-In Comprehensive Accumulated Stockholders'
            Shares  Par Value Capital  Income(Loss)  Deficit       Equity
            ------  --------- ------- -------------  ---------- ---------
Balance,
August 28,
2000            -   $    -   $    -     $      -      $      -   $      -
Stock
Issuance  1,000,000    1,000     4,000         -             -       5,000
Stock
Issued-   1,200,000    1,200    58,800                              60,000
504
Offering
Comprehensive
Income (Loss):
Net (Loss)                                             (2,833)     (2,833)
Foreign
Currency
Translation
Gain                                          82                       82
                                                                   -------
Total
Comprehensive
(Loss)                                                             (2,751)
          ---------  --------  -------   ----------    --------    -------
Balance,
December
31, 2001  2,200,000    2,200    62,800       82.00      (2,833)    62,249
Comprehensive
Income (loss):
Net Loss                                                (7,302)    (7,302)
Foreign
Currency
Translation Gain                                -                      -
                                                                  -------
Total
Comprehensive
Loss                                                               (7,302)
          ---------   ------    ------   ----------    --------    -------
Balance
December 31,
2001      2,200,000   $2,200   $62,800    $  82.00    $(10,135)   $54,947
Comprehensive
Income (loss):
Net Loss                                                (4,028)    (4,028)
Foreign
Currency
Translation Gain                                -                      -
                                                                  -------
Total
Comprehensive
Loss                                                               (4,028)
          ---------   ------    ------   ----------    --------    -------
Balance
March 31,
2002      2,200,000   $2,200   $62,800    $     82    $(14,163)   $50,919
          =========   ======    ======   ==========    ========   =======

                                 Synreal Services Corp.
                           (A Development Stage Enterprise)
                               Statement of Cash Flows
                                 ------------------   -----------------
                                For thee Three Months From Inception to
                                  Ending March 31,        March 31,
                                       2002                 2002
                                 -----------------   ------------------

Cash Flows from Operating Activities:
-------------------------------------
     Net Income (Loss)               $(4,028)            $ (14,163)
     Foreign Currency Gain                 -                    82
                                 ------------            -----------
Net Cash Provided from
Operating Activities                  (4,028)              (14,081)
                                 ------------            -----------

Cash Flows from Investing Activities:
------------------------------------
     Other Assets                           -                     -
                                 ------------            -----------
Net Cash Used in Investing
Activities                                  -                     -
                                 ------------            -----------

Cash Flows from Financing Activities:
-------------------------------------
     Common Stock                           -                 65,000
                                 ------------            -----------
Net Cash Provided from
Financing Activities                        -                 65,000
                                 ------------            -----------

Net Increase in Cash                  (4,028)                 50,919
                                 ------------            -----------

Cash Balance, Begin Period             54,947                      -
                                 ------------            -----------
Cash Balance, End Period        $      50,919            $    50,919
                                =============            ===========
Supplemental Disclosures:
 Cash Paid for interest         $           -            $         -
                                =============            ===========
 Cash Paid for income taxes     $           -            $         -
                                =============            ===========

The accompanying notes are integral part of the financial statements.

                            Synreal Services Corp.
                       Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies
-----------------------------------------------------
Organization
------------
Synreal Services Corp. ("the Company") was incorporated under the laws of the State of Nevada on August 28, 2001 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 100,000,000 authorized shares with a par value of $.001 per share and with 2,200,000 shares issued and outstanding as of March 31, 2002. The fiscal year end will be December 31. The Company has been inactive since inception and has little or no operating revenues or expenses.

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

Registrant had a net loss of $4,089 for the three months ended March 31, 2002, resulting in a negligible net loss per share.

General and administrative expenses at March 31, 2002 were $4,089, which constituted professional fees of $3750 and operating expenses in the aount of $339.

Liquidity and Capital Resources
-------------------------------
At March 31, 2002, Registrant's primary sources of liquidity included cash and cash equivalents in the amount of $50,919, which is the balance of proceeds raised in Registrant's initial public offering.

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


                  PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits required to be filed herein are incorporated by reference and can be found in their entirety in Registrant's Form 10SB/A registration statement, filed under SEC File Number 000-32885 on the SEC website at www.sec.gov:

Exhibit No.         Description
----------          -----------
3(i)                Articles of Incorporation
3(ii)               Bylaws


B) There were no reports on Form 8-K filed during the quarter.

                       SIGNATURES
                       ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          Synreal Services Corp., Registrant

Dated: May 14, 2002       By:/s/ Brian Chelin
                          President, Treasurer and Director