Form 10QSB
period 2002-06-30
SYNREAL SERVICES CORP
filed 2002-08-14
CIK 1132034

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                         FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended June 30, 2002

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from        to
                               -------   --------


              Commission File Number: 0-32885

                   SYNREAL SERVICES CORP.
   ----------------------------------------------------
  (Exact name of Registrant as specified in its charter)


        Nevada                                     88-0471263
 ---------------------------                   -----------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization               Identification No.)

   600-890 W. Pender Street
 Vancouver, B.C., Canada  V6C 1J9          (604) 899-0987
---------------------------------      -----------------------------
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

The number of shares outstanding of the registrant's common stock as of June 30, 2002 was 2,200,000.

Registrant's common stock is listed on the OTC Bulletin Board under the symbol "SYSC".

Transitional Small Business Disclosure Format:  Yes     No X

                 Part I - Financial Information

Item 1.  Financial Statements

The interim financial statements for Synreal Services Corp. (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10KSB for the year ended December 31, 2001.

                   Clyde Bailey, P.C.
              Certified Public Accountant
               10924 Vance Jackson #404
               San Antonio, Texas 78230

CLYDE BAILEY P.C.
--------------------------------------------------------------
                                    Certified Public Accountant
                                       10924 Vance Jackson #404
                                       San Antonio, Texas 78230
                                           (210) 699-1287(ofc.)
                          (888) 699-1287   (210) 691-2911 (fax)
                                                        Member:
                                    American Institute of CPA's
                                         Texas Society of CPA's

To the Board of Directors
Synreal Services Corp.

                    INDEPENDENT ACCOUNTANT'S REPORT

I have made a review of the balance sheet of Synreal Services Corp. as of June 30, 2002, and the related statements of operations and cash flows for the six month period ended
June 30, 2002 and 2001, in accordance with the standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2001, and the related statements of operations, cash flows and changes in common shareholders' equity (deficit) for the period then ended; and in our report dated February 18, 2002, I expressed an unqualified opinion on those financial statements. In my opinion, the information set forth in the accompanying balance sheet as of June 30, 2002, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

                     /s/ Clyde Bailey P.C.

San Antonio, Texas
July 9, 2002

                    Synreal Services Corp.
             (A Development Stage Enterprise)
                        Balance Sheet
                     As of June 30, 2002
                                            June 30   December 31
                                              2002        2001
                                           ---------   ---------
                       A S S E T S
                       -----------
Current Assets
--------------
     Cash in Banks                         $  48,821    $ 54,947
                                           ---------    --------
          Total Current Assets                48,821      54,947
                                           ---------    --------
          Total  Assets                       48,821      54,947
                                           =========    ========

                 L I A B I L I T I E S
                 ---------------------
Current Liabilities
-------------------
     Accounts Payable                              -           -
                                           ---------    --------
          Total Current Liabilities                -           -
                                           ---------    --------
          Total Liabilities                        -           -

         S T O C K H O L D E R S '    E Q U I T Y
         ----------------------------------------
Common Stock                                   2,200       2,200
   100,000,000 authorized shares, par value
   $.001, 2,200,000 shares issued and
   outstanding

Additional Paid-in-Capital                    62,800      62,800
Accumulated other comprehensive income           205          82
Accumulated Deficit                         (16,384)    (10,135)
                                                        --------
     Total Stockholders' Equity               48,821      54,947
                                            --------    --------
     Total Liabilities and
     Stockholders' Equity                   $ 48,821 	$ 54,947
                                            ========    ========

	See accompanying notes to Financial Statements.

                   Synreal Services Corp.
            (A Development Stage Enterprise)
                Statement of Operations
                        (Unaudited)

                    Three Months Ended  Six Months Ended  -----------------
                        June 30,	       June 30,   From Inception to
                -------------------------------------     June 30, 2002
                     2002       2001    2002     2001
                  ----------   --------------   ----------------------------
Revenues:
---------
Revenues          $      -   $     -           $     -          $     1,795
                  ---------- ---------------   ----------------------------
Total Revenues           -         -                                      -

Expenses:
---------
Professional Fees    1,956    3,750    5,706     4,750               11,456
Operating Expenses     265      176      604       965                6,938
                  ---------- ---------------   ----------------------------
Total Expenses       2,221    3,926    6,310     5,715               18,394
                  ---------- ---------------   ----------------------------
Net loss from
Operations         (2,221)   (3,926)  (6,310)   (5,715)            (16,599)

Other income
and Expenses:
-------------
Interest Income          -       83       61         83                215
Net Income        ---------- ---------------   ----------------------------
Before Taxes        (2,221)  (3,843)   (6,249)   (5,632)           (16,384)

Provision for
Income Taxes:
-------------
Income Tax Benefit       -        -         -          -                  -

Net Income (Loss) $ (2,221) $(3,843) $ (6,249)  $ (5,632)       $  (16,384)
		      ========= =================    ======================
Basic and Diluted
Earnings Per
Common Share      $ (0.001) $(0.002) $ (0.004)  $ (0.003)        $  (0.009)
		      --------- ------------------   ----------------------
Weighted Average
number of Common
Shares used in per
share calculations 1,743,478 1,654,545 1,743,478 1,654,545       1,743,478
                   ========= =================== =========================

               See accompanying notes to Financial Statements.

                         Synreal Services Corp.
                  (A Development Stage Enterprise)
                        Statement of Cash Flows
                              (Unaudited)

                                      Six Months Ended   -----------------
                                          June 30        From Inception to
                                     -------------------
                                     2002         2001      June 30, 2002
                                     -------------------- -----------------
Cash Flows from Operating Activities:
-------------------------------------
Net Income (Loss)                     $ (6,249)  $ (5,632)      $  (16,384)
Foreign Currency Gain                     123           -               205
                                       --------  --------------------------
Net Cash Provided from
Operating Activities                    (6,126)    (5,632)         (16,179)
                                       --------  --------------------------
Cash Flows from Investing Activities:
-------------------------------------
Other Assets                                  -          -                -
                                       --------  --------------------------
Net Cash Used in
Investing Activities                          -           -               -
                                       --------  --------------------------
Cash Flows from Financing Activities:
-------------------------------------
Common Stock                                  -                      65,000
                                       --------  --------------------------
Net Cash Provided from
Financing Activities                          -           -          65,000
                                       --------  --------------------------
Net Increase in Cash                    (6,126)      (5,632)         48,821
                                       --------  --------------------------
Cash Balance,  Begin Period           $  54,947       62,249              -
                                       --------  --------------------------
Cash Balance,  End Period             $  48,821  $    56,617     $   48,821
                                       --------  --------------------------
Supplemental Disclosures:
Cash Paid for interest                $       -  $         -     $        -
                                       ========  ==========================
Cash Paid for income taxes            $       -  $         -     $        -
                                       ========  ==========================

                   See accompanying notes to Financial Statements.

                   			Accumulated
                                          Other
                    $0.001    Paid-In Comprehensive Accumulated	Stockholders'
              Shares Par Value Capital Income (Loss) Deficit        Equity
             -------- --------- ------- ------------- ----------- ------------
Balance,
August 28,2000	  -  $     -  $     -    $      -    $       -    $        -

Stock Issued  1,000,000  1,000   4,000                       -           5,000

Stock Issued -
504 Offering  1,200,000  1,200  58,800                                  60,000

Comprehensive Income(Loss):

Net (Loss)                                               (2,833)        (2,833)
Foreign Currency
Translation Gain                              82                            82
                                                                     ----------
Total Comprehensive (Loss)                                              (2,751)
             ======== ========= ======= ============= =========== =============
Balance Dec
31, 2000    2,200,000 $ 2,200  $ 62,800 $     82     $  (2,833)    $    62,249

Comprehensive Income(Loss):

Net (Loss)                                              (7,302)         (7,302)
Foreign Currency
Translation Gain                                             -               -
                                                                     ----------
Total Comprehensive (Loss)                                              (7,302)
             ======== ========= ======= ============= =========== =============
Balance Dec
31, 2001    2,200,000  $ 2,200 $ 62,800  $    82      $ (10,135)   $    54,947

Comprehensive Income(Loss):

Net (Loss)                                            $  (6,249)        (6,249)
Foreign Currency
Translation Gain                                 123                        123
                                                                     ----------
Total Comprehensive (Loss)                                              (6,126)
              =================================================================
Balance June
30, 2002	2,200,000  $ 2,200  $ 62,800      $  205   $ (16,384)  $48,821
              =================================================================

The accompanying notes are integral part of the consolidated financial statements.

                     Synreal Services Corp.
                 Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies
-----------------------------------------------------
Organization
------------
Synreal Services Corp. (the Company) was incorporated under the laws of the State of Nevada on August 28, 2001 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 100,000,000 authorized shares with a par value of $.001 per share and with 2,200,000 shares issued and outstanding as of June 30, 2002. The fiscal year end will be December 31. The Company has been inactive since inception and has little or no operating revenues or expenses.

Development Stage Enterprise
----------------------------
The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period.

Federal Income Tax
------------------
The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes.
The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

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

                  Synreal Services Corp.
              Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies (cont.)
-------------------------------------------------------------
Company adopted Statements of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," for disclosure purposes, and has adopted the proforma disclosure requirements of SFAS 123. Accordingly, no compensation has been recognized in the results of operations for the employee, officers and directors stock plan other than for options issued at an exercise price below market price, to non- employees for consulting services or to debt providers that had stock or options attached.

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

Earnings per Common Share
-------------------------
The Company adopted Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Comprehensive Income
--------------------
Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except

                     Synreal Services Corp.
                  Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies (cont.)
-------------------------------------------------------------
those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has included a gain from foreign currency translation adjustments as comprehensive income.

Segments of an Enterprise and Related Information
-------------------------------------------------
Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

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

Note 4 - Income Taxes
---------------------
Deferred income taxes arise from temporary differences resulting from the Company's subsidiary utilizing the cash basis of accounting for tax purposes and the accrual basis for financial reporting purposes. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from timing differences that are not related to an asset or liability are classified as current or non-current

                      Synreal Services Corp.
                 Notes to Financial Statements

Note 4 - Income Taxes
-----------------------------
depending on the periods in which the timing differences are expected to reverse. The Company's previous principal temporary differences relate to revenue and expenses accrued for financial purposes, which are not taxable for financial reporting purposes. The Company's material temporary differences consist of bad debt expense recorded in the financial statements that is not deductible for tax purposes and differences in the depreciation expense calculated for financial statement purposes and tax purposes.

Note 5  -  Subsequent Events
----------------------------
There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

 	              PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS OF FORM 8-K

A)	All exhibits required to be filed herein are incorporated by reference to Registrant's Form 10-SB, previously filed with the Commission on March 29, 2002.

B)	There were no reports on Form 8-K filed during the quarter.




                               SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Synreal Services Corp., a
                             Nevada corporation
                             -------------------------------------
                             (Registrant)

Dated: August 10, 2002       By:/s/ Brian Chelin,
                             President, Treasurer and Director

Dated: August 10, 2002       By:/s/ Jennifer Wallace,
                             Secretart and Director