Form 10QSB
period 2002-09-30
SYNREAL SERVICES CORP
filed 2002-11-06
CIK 1132034

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended September 30, 2002

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

The number of shares outstanding of the registrant's common stock as of September 30, 2002 was 2,200,000.

Registrant's common stock is listed on the OTCBB under the symbol "SYSC".

Transitional Small Business Disclosure Format:  Yes     No X

                 Part I - Financial Information

Item 1.  Financial Statements

The interim financial statements of Registrant included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of its operations for the interim periods presented. Because of the nature of the Registrant's business, the results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in our Form 10KSB for the year ended
December 31, 2001.

                      SYNREAL SERVICES CORP.


                       September 30, 2002

CLYDE BAILEY P.C.
Certified Public Accountant
10924 Vance Jackson #404
San Antonio, Texas 78230
(210) 699-1287(ofc.)
(888) 699-1287  (210) 691-2911 (fax)

Member:
American Institute of CPA's
Texas Society of CPA's

To the Board of Directors
Synreal Services Corp.

INDEPENDENT ACCOUNTANT'S REPORT

I have made a review of the balance sheet of Synreal
Services Corp. as of September 30, 2002 and the related statements of operations and cash flows for the three and nine month period ended September 30, 2002 and 2001, in accordance with the standards established by the American
Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2001, and the related statements of operations, cash flows and changes in common shareholder's equity (deficit) for the period then ended; and in our report dated February 18, 2002, I expressed an unqualified opinion on those financial statements. In my opinion, the information set forth in the accompanying balance sheet as of September 30, 2002, is fairly stated in all material respects in relation the the balance sheet from which it has been derived.

/s/ Clyde Bailey P.C.
San Antonio, Texas
October 9, 2002

                              Synreal Services Corp.
                        (A Development Stage Enterprise)
                                 Balance Sheet


                                   A S S E T S
                                   -----------

                                       September 30   December 31
                                           2002           2001
                                       ------------   -----------
Current Assets
--------------
     Cash                             $   48,288      $   54,947
                                      -------------   -----------
          Total Current Assets            48,288          54,947
                                      -------------   -----------
          Total Assets                $   48,288      $   54,947
                                      =============   ===========

                              L I A B I L I T I E S
                              ---------------------
Current Liabilities
-------------------
    Accounts Payable                         -              -
                                      -------------   -----------
          Total Current Liabilities          -              -
                                      -------------   -----------
          Total Liabilities                  -              -

                      S T O C K H O L D E R S '   E Q U I T Y
                      ---------------------------------------

Common Stock                               2,200          2,200
     100,000,000 authorized shares,
     par value $.001
     2,200,000 shares issued and
     outstanding

Additional Paid-in-Capital                62,800         62,800
Accumulated other comprehensive income        82             82
Accumulated Deficit during the
  Development Period                     (16,794)       (10,135)
                                      ------------    -----------
          Total Stockholders' Equity      48,288         54,947
                                      ------------    -----------
          Total Liabilities and
          Stockholders' Equity        $   48,288      $  54,947
                                      ============    ===========

The accompanying notes are integral part of the financial statements.

                              Synreal Services Corp.
                       (A Development Stage Enterprise)
                            Statement of Operations
                                 ------------------ --------------------
                                 For three months   For the nine months      From
                                Ending September 30 Ending September 30   Inception to
                                  2002       2001     2002      2001      Sept 30, 2002
                                 -----------------  --------------------  -------------
Revenues:
---------
     Revenues                    $     -   $    -    $   -    $     -      $    1,795
                                 ------------------------------------------------------
          Total Revenues         $     -        -    $   -    $     -      $    1,795

Expenses:
---------
     Professional Fees                 -       450      3,912    5,750         11,456
     Operating Expenses              538        93      2,747    1,500          7,348
                                 ------------------------------------------------------
          Total Expenses             538       543      6,659    7,250         18,804
          Net Loss from          ------------------------------------------------------
             Operations         $   (538)     (543)    (6,659)  (7,250)       (17,009)

Other Income and Expenses:
--------------------------
     Interest Income                   -        -         -        355            215
                                -------------------------------------------------------
     Net Income before Taxes        (538)     (543)    (6,659)  (6,895)       (16,794)

Provision for Income Taxes:
---------------------------
     Income Tax Benefit                -        -         -         -             -

     Net Income (Loss)          $   (538)  $  (543)  $ (6,659) $(6,895)    $  (16,794)
                                =======================================================

Basic and Diluted Earnings Per
Common Share                         Nil       Nil       Nil       Nil            Nil
                               --------------------------------------------------------

Weighted Average number of
Common Shares used in per
share calculations             2,200,000  2,200,000   2,200,000  2,200,000   2,200,000
                               ========================================================

The accompanying notes are integral part of the financial statements.

                             Synreal Services Corp.
                       (A Development Stage Enterprise)
                       Statement of Stockholders' Equity
                           As of September 30, 2002
                                       Accumulated
                                         Other                     Total
                     $.001    Paid-In Comprehensive Accumulated Stockholders'
            Shares  Par Value Capital  Income(Loss)  Deficit       Equity
            ------  --------- ------- -------------  ---------- ------------
Balance,
August 28,
2000            -   $    -   $    -     $      -      $      -   $      -
Stock
Issuance  1,000,000    1,000     4,000         -             -       5,000
Stock
Issued-   1,200,000    1,200    58,800                              60,000
504
Offering
Comprehensive
Income (Loss):
Net (Loss)                                             (2,833)     (2,833)
Foreign
Currency
Translation
Gain                                          82                       82
                                                                   -------
Total
Comprehensive
(Loss)                                                             (2,751)
          ---------  --------  -------   ----------    --------    -------
Balance,
December
31, 2000  2,200,000    2,200    62,800        82       (2,833)     62,249

Comprehensive
Income (loss):
Net Loss                                                (7,302)    (7,302)
Foreign
Currency
Translation Gain                                -                      -
                                                                  -------
Total
Comprehensive
Loss                                                               (7,302)
          ---------   ------    ------   ----------    --------    -------
Balance
December 31,
2001      2,200,000   $2,200   $62,800    $    82     $(10,135)   $54,947
Comprehensive
Income (loss):
Net Loss                                                (6,659)    (6,659)
Foreign
Currency
Translation Gain                                -                      -
                                                                  -------
Total
Comprehensive
Loss                                                               (6,659)
          ---------   ------    ------   ----------    --------    -------
Balance
September 30,
2002      2,200,000   $2,200   $62,800    $     82    $(16,794)   $48,288
          =========   ======    ======   ==========    ========   =======

The accompanying notes are an integral part of the consolidated financial statements.

                                 Synreal Services Corp.
                           (A Development Stage Enterprise)
                               Statement of Cash Flows

                                --------------------   -----------------
                                For the Nine Months    From Inception to
                                Ending September 30,     September 30,
                                  2002        2001          2002
                                 -----------------     -----------------

Cash Flows from Operating Activities:
-------------------------------------
     Net Income (Loss)           $(6,659)  $ (9,458)      $ (16,794)
     Foreign Currency Gain           -           82              82
                                 -------   --------       ---------
Net Cash Provided from
Operating Activities              (6,659)    (9,376)        (16,712)
                                 -------   --------       ---------

Cash Flows from Investing Activities:
------------------------------------
     Other Assets                    -          -               -
                                 -------   --------       ---------
Net Cash Used in Investing
Activities                           -          -               -
                                 -------   --------       ---------

Cash Flows from Financing Activities:
-------------------------------------
     Common Stock                    -          -            65,000
                                 -------   --------       ---------
Net Cash Provided from
Financing Activities                 -          -            65,000
                                 -------   --------       ---------

Net Increase in Cash             (6,659)     (9,376)         48,288
                                 -------   --------       ---------

Cash Balance, Begin Period       54,947      62,249             -
                                 -------   --------       ---------
Cash Balance, End Period        $48,288    $ 55,436       $  48,288
                                ========   ========       =========
Supplemental Disclosures:
 Cash Paid for interest         $   -      $   -          $     -
                                ========   ========       =========
 Cash Paid for income taxes     $   -      $   -          $     -
                                ========   ========       =========

The accompanying notes are integral part of the financial statements.

                            Synreal Services Corp.
                       Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies
-----------------------------------------------------
Organization
------------
Synreal Services Corp. ("the Company") was incorporated under the laws of the State of Nevada on August 28, 2001 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 100,000,000 authorized shares with a par value of $.001 per share and with 2,200,000 shares issued and outstanding as of September 30, 2002. The fiscal year end will be December 31. The Company has been inactive since inception and has little or no operating revenues or expenses.

Development Stage Enterprise
----------------------------
The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, minimal revenue has been derived during the organizational period.


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

In December of 2000, a Rule 504 offering was completed whereby
1,200,000 shares of common stock were issued at $.05 per share for a total of $60,000. The funds are to be used for expenses and working capital.

Note 3  -  Related Parties
--------------------------
The Organization has no significant related party transactions and/or relationships with any individuals or entities.

Note 4 - Subsequent Events
--------------------------
There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
Registrant has not yet commenced full business operations and, therefore, has not yet realized any signifant revenues.

Registrant had a net loss of $538 and $6,659, respectively, for the three and nine months ended September 30, 2002, resulting in a negligible net loss per share.

General and administrative expenses were $538 and $6,659, respectively, for the three and nine months ended September 30, 2002, which constituted professional fees and operating expenses.

Liquidity and Capital Resources
-------------------------------
At September 30, 2002, Registrant's primary sources of liquidity included cash and cash equivalents in the amount of $48,288, which is the balance of proceeds raised in Registrant's initial public offering.

Registrant believes that its existing cash balance and future operating cash flows will be sufficient for near term operating needs. The extent to which such sources will be sufficient to meet Registrant's anticipated cash requirements is subject to a number of uncertainties, the most important of which is Registrant's ability to generate sufficient cash flow to support its business operations.

Registrant does not intend to purchase any capital assets within the next 12 months.


                  PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits marked with an asterisk, which are required to be filed herein are incorporated by reference and can be found in their entirety in our Form 10SB/A registration statement, filed under SEC File Number 000-32885 on the SEC website at www.sec.gov:

Exhibit No.     Description
----------      -----------
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
 99             Certification Pursuant to 18 U.S.C. Section 1350,
                As Adopted Pursuant to Sec. 906 of the Sarbanes-
                Oxley Act of 2002

B) There were no reports on Form 8-K filed during the quarter ended September 30, 2002.

                       SIGNATURES
                       ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              Synreal Services Corp., Registrant

Dated: November 4, 2002       By:/s/ Brian Chelin
                              President, Treasurer and Director

         CERTIFICATION PURSUANT TO SECTION 302 OF THE ACT
         ------------------------------------------------

     I, Brian Chelin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Synreal
Services Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Synreal Services Corp. as of, and for, the periods presented in this quarterly report.

4. Synreal Services Corp.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Synreal Services Corp. and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to Synreal Services Corp., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of Synreal Services Corp.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
     (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of our Board of Directors (or persons performing the equivalent functions):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for our auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls.

6. The other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	November 4, 2002      /s/ Brian Chelin
                              ----------------------------------------
			      Brian Chelin, Chief Executive Officer,
                              Chief Financial Officer and Chairman
                              of the Board of Directors