Form 10KSB
period 2002-12-31
SYNREAL SERVICES CORP
filed 2003-03-26
CIK 1132034

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549

                    FORM 10-KSB
[X]  Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

       FOR THE YEAR ENDED DECEMBER 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES: [X] NO: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares outstanding of Registrant's common stock as of December 31, 2002 was 2,200,000.

Registrant had no revenues for the year ended December 31, 2002.

Registrant's common stock is listed on the OTCBB under the symbol
SYSC, however, as of the date of the filing of this Annual Report, trading has not yet commenced.

               Forward-Looking Statements
               --------------------------
In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled Management's Discussion and Analysis of Financial
Position and Results of Operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. Registrant undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Registrant files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Registrant in the year 2003, under SEC File No. 0-32885.

                               PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Synreal Services Corp. was incorporated in the State of Nevada on August 28, 2000 to engage in the business of providing due diligence and administrative services for real estate syndications; however, Registrant is still in the development stage and has not yet fully commenced business operations.

Overview of Business Plans
--------------------------
Registrant intends to develop conservative real estate syndicates in the Provinces of British Columbia and Alberta, Canada, that will capitalize on the private investors' desire to diversify their investment holdings from the traditional offering of stocks, bonds and government debt instruments. The syndicates will provide investors with an opportunity to participate in the ownership of various types of real estate holdings, including multi-family rental, office and industrial properties.
The typical holding period established for the syndicates (i.e.
the date of acquisition to the date of sale of the real estate held by the limited partnership and the distribution of net proceeds), will be from five to seven years. Upon the distribution of net proceeds to the limited partners, no new business will be undertaken by the limited partnership and it will be wound up. Synreal Services is not and does not intend to become a reporting issuer under the securities legislation of British Columbia and Alberta, Canada, and, accordingly, investors will be required to hold limited partnership units until the wind-up of the limited partnership or the sale thereof to other limited partners, which will be a provision in the limited partnership agreements.

The limited partnership agreements will stipulate that no limited partner shall sell, assign, pledge, charge or otherwise dispose of, encumber, or in any manner transfer any of their limited partnership interest, whether voluntarily or by operation of law, or by gift or otherwise, unless the transferee shall first have obtained the written consent of the general partner (which consent may be arbitrarily withheld) and then shall have entered into an agreement with the general partner and all of the other limited partners: (a) agreeing to be bound by the terms of the limited partnership agreement; (b) agreeing to be bound by any other agreement the transferring limited partner has entered into pursuant to the terms of the limited partnership agreement;
(c) consenting to any resolutions of the limited partners under the limited partnership agreement; and (d) assuming all of the obligations of the transferring limited partner under the limited partnership agreement and agreeing to be bound by the terms of the limited partnership agreement in the same manner as the transferring limited partner.

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

Synreal Services will be paid a fee upon the acquisition of a target asset for sourcing the asset, conducting the purchase due diligence, arranging financing and securing the investors. Purchase due diligence will include conducting detailed physical inspection of the property and neighborhood; reviewing the property's operating statements; reviewing leases and rental agreements on the property; engaging professional engineering firms to conduct pre-purchase structural, electrical, mechanical and building envelop inspections; reviewing engineering reports; reviewing market reports provided by the Canadian Mortgage and Housing

Corporation and local real estate boards to confirm reasonableness of rental rates; reviewing title for both financial and non-financial encumbrances; confirming with municipal authorities zoning compliance and historical designations; searching municipal records for outstanding fire, health or other work orders; confirming with Canadian provincial authorities compliance with boiler and, if elevators on site, elevating device regulations; and engaging appraisers to confirm property valuation.

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

For a more detailed overview of Registrant's business plans, please see the Form 10SB12G/A Registration Statement, filed with the U.S. Securities and Exchange Commission on November 23, 2001, under SEC File No. 0-32885, which is incorporated herein by this reference.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

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

Registrant had a net loss of $8,628 at December 31, 2002, resulting in a negligible net loss per share.

General and administrative expenses at December 31, 2002 were $8,688, most of which constituted legal and professional fees and expenses incurred in connection with the preparation and filing of Registrant's initial Form 10-SB registration statement with the Securities and Exchange Commission.

Liquidity and Capital Resources
-------------------------------
At December 31, 2002, Registrant's primary sources of liquidity included cash and cash equivalents in the amount of $46,319, which was the balance of proceeds raised in Registrant's initial public offering.

Registrant believes that its existing cash balance and future operating cash flows will be sufficient for near term operating needs. The extent to which such sources will be sufficient to meet Registrant's anticipated cash requirements is subject to a number of uncertainties, the most important of which is Registrant's ability to generate sufficient cash flow to support its business operations.

Plan of Operation
-----------------
Registrant intends to develop conservative real estate syndicates in the Provinces of British Columbia and Alberta, Canada, that will capitalize on the private investors' desire to diversify their investment holdings from the traditional offering of stocks, bonds and government debt instruments. Registrant is still in the development and research stages and has not yet commenced its business operations.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Registrant's financial statements for the year ended December
31, 2002,  audited by Clyde Bailey, an independent Certified
Public Accountant, is included herein.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in and/or disagreements with accountants on accounting and financial disclosures during period covered by this report.


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

The names, addresses, ages and positions of the current officers and directors is set forth below:

Name and Address            Age      Position(s)
----------------           ----      -------------
Brian Chelin (1)            38       President, Treasurer and
                                     Director

Jennifer Wallace (1)        31       Secretary and Director

(1) Brian Chelin and Jennifer Wallace are husband and wife.

Background of Officers and Directors
------------------------------------
Brian Chelin has been the President, Treasurer and a Director of Registrant since inception. He is married to Jennifer Wallace, an officer and director. He has 13 years experience in real estate investment and finance. From August 1999 to the present, he has also been a manager and a co-owner of Lanyard Financial Corporation, a company specializing in syndicated mortgage investments in the Pacific Northwest and Alberta, Canada. From June 1994 to August 1999, he was Asset Manager and Assistant Vice-President of Hyland Turnkey Limited, an international real estate development, investment and management company based in Vancouver, BC. From 1992 to 1994, he was an Account Manager with Sun Life Trust of Canada underwriting and managing a $50 million mortgage portfolio including special (default) accounts. He has been the originator and general partner in a number of successful private issuer real estate syndicates. He graduated from the University of British Columbia in 1989 with a Bachelor of Commerce Degree specializing in Urban Land Economics. He also obtained a diploma from the University of Copenhagen in 1988 in International Business Studies. Mr. Chelin devotes full time to our business operations.

Jennifer Wallace has been Secretary and a Director since inception, and is married to Brian Chelin. From November 1999 to the present, she has been a partner in Seniority Lifestyle Strategies, a housing consultation service, which assists aging adults and their families in determining their housing requirements and options when they are no longer self-sufficient. From 1998 to April 2002, she developed and coordinated a pilot project in partnership with the British Columbia Housing and Management Corporation and the Vancouver/ Richmond Health Board, which established a new model of supportive housing in the public sector. From 1995 to 1999, she was a full-time post-graduate student at Simon Fraser University, where she graduated in 1999 with a Master of Arts Degree in Gerontology, specializing in housing issues. She also graduated from the University of Western Ontario in 1992 with a Bachelor of Arts Degree in Sociology. Ms. Wallace will devote approximately 10 hours per week to our business operations.


ITEM 10. EXECUTIVE COMPENSATION

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth the total number of shares owned beneficially by each of Registrant's directors, officers and key employees, individually and as a group, and the present owners of 5% or more of total outstanding shares. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

-------------------------------------------------------------------
Title of Class  Name and Address           Amount and
                of Beneficial              Nature of      Percent
                    Owner                  Beneficial     of Class
                                           Ownership
-------------------------------------------------------------------
Common Stock    Brian Chelin(1)          500,000 Direct    22.5%
                600-890 W. Pender Street 500,000 Indirect  22.5%
                Vancouver, BC Canada V6C 1J9

Common Stock    Jennifer Wallace(1)      500,000 Direct    22.5%
                600-890 W. Pender Street 500,000 Indirect  22.5%
                Vancouver, BC Canada V6C 1J9
----------------------------
All Executive Officers and
Directors as a group (2 persons)       1,000,000 Direct    45%

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

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a)     Registrant's financial statement for the year ended
        December 31, 2002 is included herein.

(b) Registrant filed no reports on Form 8-K during the fourth quarter ended December 31, 2002

The following exhibits are included herein, except for the exhibits marked with an asterisk, which are incorporated herein by reference and can be found in Registrant's original Form 10SB12G Registration Statement, filed on November 23, 2001, under SEC File Number 0-32885.

Exhibit Number     Description
--------------     -----------
    3(i) *         Articles of Incorporation
    3(ii)*         Bylaws
   23              Consent of Accountant
   99(i) *         Proposed Form of Limited Partnership Agreement
                   and Subscription Form
   99(ii)*         Limited Partnership Unit Distribution Policy



                        SYNREAL SERVICES CORP.


                         December 31, 2002





























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

Member:
American Institute of CPA's
Texas Society of CPA's

Board of Directors
Synreal Services Corp.

INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying balance sheet of Synreal Services Corp. (Company) as of December 31, 2002 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows from August 28, 2000 to December 31, 2002 and for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and the results of its operations and its cash flows for the period ended December 31, 2002 and 2001 from August 28, 2000 to December 31, 2002, in accordance with accounting principles generally accepted in the United States.

/s/ Clyde Bailey P.C.
    San Antonio, Texas
    March 3, 2003

                              Synreal Services Corp.
                        (A Development Stage Enterprise)
                                 Balance Sheet
                            As of December 31, 2002

                                   A S S E T S
                                   -----------

Current Assets
--------------
     Cash                                          $     46,319
                                                   ------------
          Total Current Assets                           46,319
                                                   ------------
          Total Assets                             $     46,319
                                                   ============
                              L I A B I L I T I E S
                              ---------------------
Current Liabilities
-------------------
     Taxes Payable                                             -
                                                    ------------
          Total Current Liabilities                            -
                                                    ------------
          Total Liabilities                                    -


                      S T O C K H O L D E R S '   E Q U I T Y
                      ---------------------------------------
Common Stock                                             2,200
     100,000,000 authorized shares, par value $.001
     2,200,000 shares issued and outstanding

Additional Paid-in-Capital                              62,800
Accumulated other comprehensive income                      82
Accumulated Deficit during the Development Period      (18,763)
                                                   -----------
          Total Stockholders' Equity                    46,319
                                                   -----------
          Total Liabilities and Stockholders'
          Equity                                    $   46,319
                                                    ==========


The accompanying notes are integral part of the consolidated financial statements.

                                15

                              Synreal Services Corp.
                       (A Development Stage Enterprise)
                            Statement of Operations

                                                            From
                                 For the Year Ended    Inception to
                                  2002       2001    December 31, 2002
                                 -------------------------------------
Revenues:
---------
     Revenues                    $     -     $ 1,795   $    1,795
                                 --------------------------------
          Total Revenues         $     -     $ 1795    $    1,795

Expenses:
---------
     Professional Fees             7,105      5,750        12,855
     Operating Expenses            1,583      3,501         7,917
                                 --------------------------------
          Total Expenses           8,688      9,251        20,772
                                 --------------------------------
          Net Loss from
             Operations         $ (8,688)    (7,456)      (18,977)

Other Income and Expenses:
-------------------------
     Interest Income                  60        154           214
                                ---------------------------------
     Net Income
     before Taxes                 (8,628)    (7,302)      (18,763)

Provision for Income Taxes:
---------------------------
     Income Tax Benefit                -         -              -
          Net Income (Loss)     $ (8,628)    (7,302)      (18,763)
                                =================================
Basic and Diluted Earnings Per
Common Share                         Nil       Nil           Nil
                               ----------------------------------
Weighted Average number of
Common Shares used in per
share calculations             2,200,000  2,200,000    2,071,429
                               ==================================


The accompanying notes are integral part of the consolidated financial statements.

                             Synreal Services Corp.
                       (A Development Stage Enterprise)
                       Statement of Stockholders' Equity
                           As of December 31, 2002
                                       Accumulated
                                         Other
                   $.001   Paid-In Comprehensive Accumulated Stockholders'
            Shares  Par Value Capital  Income(Loss)  Deficit       Equity
            ------  --------- ------- -------------  ---------- ---------
Balance,
August 28,
2000            -   $    -   $    -     $      -      $      -   $      -

Stock
Issued    1,000,000    1,000     4,000         -             -       5,000

Stock
Issued-   1,200,000    1,200    58,800                              60,000
504
Offering

Comprehensive
Income (Loss):
Net (Loss)                                             (2,833)     (2,833)

Foreign
Currency
Translation
Gain                                          82                       82
                                                                   -------
Total
Comprehensive
(Loss)                                                             (2,751)
          ---------  --------  -------   ----------    --------    -------
Balance,
December
31, 2000  2,200,000    2,200    62,800         82       (2,833)    62,249

Comprehensive
Income (loss):
Net (Loss)                                              (7,302)    (7,302)

Foreign
Currency
Translation Gain                                -                      -
                                                                   -------
Total
Comprehensive
Loss                                                               (7,302)
          ---------   ------    ------   ----------    --------    -------
Balance
December 31,
2001      2,200,000   $2,200   $62,800    $     82    $(10,135)   $54,947
          ---------   ------   -------   ---------    --------    -------
Comprehensive
Income (Loss):
Net (Loss)                                              (8,628)    (8,628)

Foreign
Currency
Translation Gain                                -                      -
                                                                   -------
Total
Comprehensive
Loss                                                               (8,628)
          ---------   ------    ------   ----------    --------    -------
Balance
December 31,
2002      2,200,000   $2,200   $62,800    $     82    $(18,763)   $46,319
          =========   ======    ======   ==========    ========   =======

                                 Synreal Services Corp.
                           (A Development Stage Enterprise)
                               Statement of Cash Flows

                                                          From
                                 For the Year Ended   Inception to
                                  2002        2001     December 31
                                                          2002
                                 ----------------------------------

Cash Flows from Operating Activities:
-------------------------------------
     Net Income (Loss)           $(8,628)    $(7,302)     $ (18,763)
     Foreign Currency Gain             -          82             82
                                 ----------------------------------
Net Cash Provided from
Operating Activities              (8,628)     (7,220)       (18,681)

Cash Flows from Investing Activities:
------------------------------------
     Other Assets                      -           -              -
                                 ----------------------------------
Net Cash Used in Investing
Activities                             -           -              -
                                 ----------------------------------
Cash Flows from Financing Activities:
-------------------------------------
     Common Stock                      -           -         65,000
                                 ----------------------------------
Net Cash Provided from
Financing Activities                   -           -         65,000
                                 ----------------------------------
Net Increase in Cash              (8,628)      (7,220)       46,319
                                 ----------------------------------
Cash Balance, Begin Period        54,947       62,167             -
                                 ----------------------------------
Cash Balance, End Period        $ 46,319      $54,947       $46,319
                                ===================================
Supplemental Disclosures:
 Cash Paid for interest         $      -     $     -        $     -
 Cash Paid for income taxes     $      -     $     -        $     -

The accompanying notes are integral part of the consolidated financial statements.

                            Synreal Services Corp.
                       Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies
-----------------------------------------------------
Organization
------------
Synreal Services Corp. ("the Company") was incorporated under the laws of the State of Nevada on August 28, 2000 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 100,000,000 authorized shares with a par value of $.001 per share and with 2,200,000 shares issued and outstanding as of December 31, 2002. The fiscal year end will be December 31. The Company has been inactive since inception and has little or no operating revenues or expenses.

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

                   Synreal Services Corp.
               Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies (cont.)
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

                      Synreal Services Corp.
                  Notes to Financial Statements
Note 1 - Summary of Significant Accounting Policies (cont.) Recent Accounting Pronouncements
--------------------------------
In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect that there will be a material impact from the adoption of SFAS No. 143 on its financial position, results of operations, or cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Statement ("APB") 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and
Transactions",  for the  disposal  of a segment of a  business.
The Company is required to adopt SFAS No. 144 on October 1, 2002. The Company does not expect that the adoption of SFAS No.144 will have a material effect on its financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4,44 and 64, Amendment of FASB Statement No. 13,
and Technical Corrections". SFAS  No.  145   requires   the
classification   of  gains  and  losses   from extinguishments
of debt as extraordinary items only if they meet certain criteria for such classification in APB No. 30, "Reporting the  Results of Operations,  Reporting  the Effects of Disposal
of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions". Any gain or loss on  extinguishments  of debt classified as an extraordinary item in prior periods that does not meet the criteria must be reclassified to other income or expense. These provisions are effective for fiscal years beginning after May 15, 2002.
Additionally,   SFAS  No.  145  requires  sale-leaseback accounting
for certain lease modifications that have economic effects similar
to sale-leaseback   transactions.   These  lease   provisions
are effective for transactions occurring after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material effect on its financial position, results of operations or cash flows.

In July 2002,  the FASB issued  SFAS No. 146 ,  "Accounting  for
Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces "Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other
Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity.
No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial position, results of operations or cash flows.

Note 2  -  Common Stock

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

Note 4 - Income Taxes

Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from timing differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the timing differences are expected to reverse.

Note 5  -  Subsequent Events

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

                          Synreal Services Corp., Registrant

Dated: March 23, 2003     By:/s/ Brian Chelin
                          President, CEO, Treasurer, CFO and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:


By: /s/ Brian Chelin, President, CEO, Treasurer, CFO and Director

Dated:  March 23, 2003


By: /s/ Jennifer Wallace, Secretary and Director

Dated:  March 23, 2003


         CERTIFICATION PURSUANT TO SECTION 302 OF THE ACT
         ------------------------------------------------

     I, Brian Chelin, certify that:

1. I have reviewed this annual report on Form 10-KSB of Synreal
Services Corp.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Synreal Services Corp. as of, and for, the periods presented in this annual report.

4. Synreal Services Corp.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Synreal Services Corp. and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to Synreal Services Corp., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of Synreal Services Corp.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report
     (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        March 23, 2003          /s/ Brian Chelin
                              ----------------------------------------
                              Brian Chelin, Chief Executive Officer,
                              Chief Financial Officer and Chairman
                              of the Board of Directors