Form 10QSB
period 2003-03-31
SYNREAL SERVICES CORP
filed 2003-05-14
CIK 1132034

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended March 31, 2003

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

The number of shares outstanding of the registrant's common stock as of March 31, 2003 was 2,200,000.

Registrant's common stock is listed on the OTCBB under the symbol "SYSC".

Transitional Small Business Disclosure Format:  Yes     No X

                 Part I - Financial Information

Item 1.  Financial Statements

The interim financial statements of Registrant included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of its operations for the interim periods presented. Because of the nature of the Registrant's business, the results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in our Form 10KSB for the year ended
December 31, 2002, which can be found on the SEC website at www.sec.gov under SEC File No. 0-32885.

                      SYNREAL SERVICES CORP.


                         March 31, 2003











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

Member:
American Institute of CPA's
Texas Society of CPA's

To the Board of Directors
Synreal Services Corp.

                 INDEPENDENT ACCOUNTANT'S REPORT

I have made a review of the balance sheet of Synreal
Services Corp. as of March 31, 2003 and the related statements of operations and cash flows for the three month period ended March 31, 2003 and 2002, in accordance with the standards established by the American
Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2002, and the related statements of operations, cash flows and changes in common shareholder's equity (deficit) for the period then ended; and in our report dated March 31, 2003, I expressed an unqualified opinion on those financial statements. In my opinion, the information set forth in the accompanying balance sheet as of March 31, 2003, is fairly stated in all material respects in relation the balance sheet from which it has been derived.

/s/ Clyde Bailey P.C.
San Antonio, Texas
May 6, 2003

                              Synreal Services Corp.
                        (A Development Stage Enterprise)
                                 Balance Sheet


                                   A S S E T S
                                   -----------

                                      As of March 31  December 31
                                           2003           2002
                                       ------------   -----------
Current Assets
--------------
     Cash                             $   45,116      $   46,319
                                      -------------   -----------
          Total Current Assets            45,116          46,319
                                      -------------   -----------
          Total Assets                $   45,116      $   46,319
                                      =============   ===========

                              L I A B I L I T I E S
                              ---------------------
Current Liabilities
-------------------
    Accounts Payable                         -              -
                                      -------------   -----------
          Total Current Liabilities          -              -
                                      -------------   -----------
          Total Liabilities                  -              -

                      S T O C K H O L D E R S '   E Q U I T Y
                      ---------------------------------------

Common Stock                               2,200          2,200
     100,000,000 authorized shares,
     par value $.001
     2,200,000 shares issued and
     outstanding

Additional Paid-in-Capital                62,800         62,800
Accumulated other comprehensive income        82             82
Accumulated Deficit during the
  Development Period                     (19,966)       (18,763)
                                      ------------    -----------
          Total Stockholders' Equity      45,116         46,319
                                      ------------    -----------
          Total Liabilities and
          Stockholders' Equity        $   45,116      $  46,319
                                      ============    ===========

The accompanying notes are integral part of the consolidated financial statements.

                              Synreal Services Corp.
                       (A Development Stage Enterprise)
                            Statement of Operations
                               ---------------------   ----------------
                                 For three months
                                 Ending March 31       From Inception to
                                2003           2002      March 31, 2003
                               -----------------------  ----------------
Revenues:
---------
     Revenues                  $        -    $        -     $     1,795
                               -----------   ----------     -----------
          Total Revenues       $        -    $        -     $     1,795

Expenses:
---------
     Professional Fees               1,000        3,750          13,855
     Operating Expenses                203          339           8,121
                               -----------   ----------     -----------
          Total Expenses             1,203        4,089          21,976
                               -----------   ----------     -----------
          Net Loss from
             Operations            (1,203)      (4,089)        (20,181)

Other Income and Expenses:
-------------------------
     Interest Income                     -            -             215
                               -----------   ----------     -----------
     Net Income
     Before Taxes                  (1,203)      (4,089)        (19,966)

Provision for Income Taxes:
---------------------------
     Income Tax Benefit                  -            -               -
          Net Income (Loss)    $   (1,203)   $  (4,089)     $  (19,966)
                               ===========   ==========     ===========
Basic and Diluted Earnings Per
Common Share                           Nil          Nil             Nil
                               -----------   ----------     -----------
Weighted Average number of
Common Shares used in per
share calculations               2,200,000    2,200,000       2,200,000
                               ===========    =========       =========

The accompanying notes are integral part of the consolidated financial statements.

                             Synreal Services Corp.
                       (A Development Stage Enterprise)
                       Statement of Stockholders' Equity
                           As of March 31, 2003

                                       Accumulated
                                         Other
                   $.001   Paid-In Comprehensive Accumulated Stockholders'
            Shares  Par Value Capital  Income(Loss)  Deficit       Equity
            ------  --------- ------- -------------  ---------- ---------
Balance,
August 28,
2000            -   $    -   $    -     $      -      $      -   $      -

Stock
Issued    1,000,000    1,000     4,000                       -       5,000

Stock
Issued-   1,200,000    1,200    58,800                              60,000
504
Offering

Comprehensive Income(Loss):
Net (Loss)                                             (2,833)     (2,833)

Foreign Currency
Translation Gain                               82                       82
                                                                   -------
Total
Comprehensive
(Loss)                                                             (2,751)
          ---------  --------  -------   ----------    --------    -------
Balance,
December
31, 2000  2,200,000  $ 2,200   $62,800   $    82.00  $ (2,833)   $  62,249

Comprehensive Income(Loss):
Net (Loss)                                              (7,302)    (7,302)

Foreign Currency
Translation Gain                                -                      -
                                                                   -------
Total
Comprehensive
Loss                                                               (7,302)
          ---------   ------    ------   ----------    --------    -------
Balance
December 31,
2001      2,200,000  $ 2,200   $ 62,800   $  82.00    $(10,135)   $54,947
          ---------   ------   -------   ---------    --------    --------
Comprehensive
Income(Loss):
Net (Loss)                                              (8,628)    (8,628)

Foreign Currency
Translation Gain                                -                      -
                                                                   -------
Total Comprehensive
Loss                                                               (8,628)
          ----------------------------------------------------------------
Balance
December 31,
2002      2,200,000  $ 2,200   $ 62,800   $     82    $(18,763)   $ 46,319
          ================================================================
Comprehensive
Income(Loss):
Net (Loss)                                              (1,203)    (1,203)

Foreign Currency
Translation Gain                                -                      -
                                                                   -------
Total Comprehensive
Loss                                                               (1,203)
          ----------------------------------------------------------------
Balance
March 31,
2003      2,200,000  $ 2,200   $ 62,800   $     82    $(19,966)   $ 45,116
          ================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                 Synreal Services Corp.
                           (A Development Stage Enterprise)
                               Statement of Cash Flows

                                --------------------   ------------------
                                For the Three Months    From Inception to
                                  Ending March 31,          March 31,
                                  2003        2002             2003
                                --------------------     ----------------

Cash Flows from Operating Activities:
-------------------------------------
     Net Income (Loss)           $ (1,203)   $ (4,028)       $ (19,966)
     Foreign Currency Gain              -           -                82
                                 --------    --------        ----------
Net Cash Provided from
Operating Activities              (1,203)      (4,028)         (19,884)
                                 --------    --------        ----------
Cash Flows from Investing Activities:
------------------------------------
     Other Assets                      -            -                 -
                                 --------    --------        ----------
Net Cash Used in Investing
Activities                             -            -                 -
                                 --------    --------        ----------
Cash Flows from Financing Activities:
-------------------------------------
     Common Stock                      -            -            65,000
                                 --------    --------        ----------
Net Cash Provided from
Financing Activities                   -            -            65,000
                                 --------    --------        ----------
Net Increase in Cash              (1,203)      (4,028)           45,116
                                 --------    --------        ----------
Cash Balance, Begin Period         46,319      54,947                 -
                                 --------    --------        ----------
Cash Balance, End Period         $ 45,116    $ 50,919        $   45,116
                                 ========    ========        ==========
Supplemental Disclosures:
 Cash Paid for interest          $      -    $      -        $        -
                                 ========    ========        ==========
 Cash Paid for income taxes      $      -    $      -        $        -
                                 ========    ========        ==========

The accompanying notes are integral part of the financial statements.

                            Synreal Services Corp.
                       Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies
-----------------------------------------------------

Organization
------------
Synreal Services Corp. ("the Company") was incorporated under the laws of the State of Nevada on August 28, 2001 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 100,000,000 authorized shares with a par value of $.001 per share and with 2,200,000 shares issued and outstanding as of March 31, 2003. The fiscal year end is December 31. The Company has been inactive since inception and has little or no operating revenues or expenses.

General
-------
The consolidated unaudited interim financial statements of the Company as of March 31, 2003 and the statement of operations for the three ended March 31, 2003 and from inception to March 31, 2003, included herein have been prepared in accordance with the instructions for Form 10-QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2002 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2003, and the results of their operations for the three months and from inception to March 31, 2003, and their cash flows for the three months ended March 31, 2003 from inception to March 31, 2003.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2002 and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

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

                   Synreal Services Corp.
               Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies (con't
------------------------------------------------------------

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

Stock-Based Compensation Plans
------------------------------
The Company accounts for all transactions under which employees, officers and directors receive shares of stock or options in the Company in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"), under which no compensation cost is recognized. The Company adopted statements of Financial Accounting Standards
No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," for disclosure purposes, and has adopted the proforma disclosure requirements of SFAS 123. Accordingly, no compensation has been recognized in the results of operations for the employee, officers and directors stock plan other than for options issued at an exercise price below market price, to non-employees for consulting services or to debt providers that had stock or options attached.

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

                   Synreal Services Corp.
               Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies (con't
------------------------------------------------------------

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

                   Synreal Services Corp.
               Notes to Financial Statements

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

Note 4 - Income Taxes
---------------------
Deferred taxes are classified as current or non-current, depending on the classification of the assets and liaiblities to which they relate. Deferred taxes arising from timing differences that are not related to an asset or liability are classified as current or non-current, depending on the periods in which the timing differences are expected to reverse.

Note 5 - Subsequent Events
--------------------------
There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

                  PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits marked with an asterisk, which are required to be filed herein are incorporated by reference and can be found in their entirety in our Form 10SB registration statement, filed under SEC File Number 0-32885 on the SEC website at www.sec.gov:

Exhibit No.     Description
----------      -----------
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
 99             Certification Pursuant to 18 U.S.C. Section 1350,
                As Adopted Pursuant to Sec. 906 of the Sarbanes-
                Oxley Act of 2002

B) There were no reports on Form 8-K filed during the quarter ended March 31, 2003.

                       SIGNATURES
                       ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              Synreal Services Corp., Registrant

Dated: May 13, 2003           By:/s/ Brian Chelin
                              President, CEO, Treasurer, CFO and
                              Chairman of the Board of Directors


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

	May 13, 2003          /s/ Brian Chelin
                              ----------------------------------------
			            Brian Chelin, Chief Executive Officer,
                              Chief Financial Officer and Chairman
                              of the Board of Directors