Form 10QSB
period 2003-06-30
SYNREAL SERVICES CORP
filed 2003-08-11
CIK 1132034

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended June 30, 2003

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

The number of shares outstanding of the registrant's common stock as of June 30, 2003 was 2,200,000.

Registrant's common stock is listed on the OTCBB under the symbol "SYSC".

Transitional Small Business Disclosure Format:  Yes     No X

                 Part I - Financial Information

Item 1.  Financial Statements

The interim financial statements of Registrant included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of its operations for the interim periods presented. Because of the nature of the Registrant's business, the results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in our Form 10KSB for the year ended
December 31, 2002, filed under CIK Number 0001132034.

                              Synreal Services Corp.
                        (A Development Stage Enterprise)
                                 Balance Sheet


                                   A S S E T S
                                   -----------

                                      As of June 30  December 31
                                           2003           2002
                                       ------------   -----------
Current Assets
--------------
     Cash                             $   42,373      $   46,319
                                      -------------   -----------
          Total Current Assets            42,373          46,319
                                      -------------   -----------
          Total Assets                $   42,373      $   46,319
                                      =============   ===========

                              L I A B I L I T I E S
                              ---------------------
Current Liabilities
-------------------
    Accounts Payable                         -              -
                                      -------------   -----------
          Total Current Liabilities          -              -
                                      -------------   -----------
          Total Liabilities                  -              -

                      S T O C K H O L D E R S '   E Q U I T Y
                      ---------------------------------------

Common Stock                               2,200          2,200
     100,000,000 authorized shares,
     par value $.001
     2,200,000 shares issued and
     outstanding

Additional Paid-in-Capital                62,800         62,800
Accumulated other comprehensive income        82             82
Accumulated Deficit during the
  Development Period                     (22,709)       (18,763)
                                      ------------    -----------
          Total Stockholders' Equity      42,373         46,319
                                      ------------    -----------
          Total Liabilities and
          Stockholders' Equity        $   42,373      $  46,319
                                      ============    ===========

The accompanying notes are integral part of the consolidated financial statements.

                              Synreal Services Corp.
                       (A Development Stage Enterprise)
                            Statement of Operations
                               ---------------------   ----------------
                                 For six months
                                 Ending June 30       From Inception to
                                2003           2002      June 30, 2003
                               -----------------------  ----------------
Revenues:
---------
     Revenues                  $        -    $        -     $     1,795
                               -----------   ----------     -----------
          Total Revenues       $        -    $        -     $     1,795

Expenses:
---------
     Professional Fees               1,750        3,750          14,605
     Operating Expenses              2,196          339          10,114
                               -----------   ----------     -----------
          Total Expenses             3,946        4,089          24,719
                               -----------   ----------     -----------
          Net Loss from
             Operations             (3,946)      (4,089)        (22,924)

Other Income and Expenses:
-------------------------
     Interest Income                     -            -             215
                               -----------   ----------     -----------
     Net Income
     Before Taxes                  (3,946)      (4,089)        (22,709)

Provision for Income Taxes:
---------------------------
     Income Tax Benefit                  -            -               -
          Net Income (Loss)    $   (3,946)   $  (4,089)     $  (22,709)
                               ===========   ==========     ===========
Basic and Diluted Earnings Per
Common Share                           Nil          Nil             Nil
                               -----------   ----------     -----------
Weighted Average number of
Common Shares used in per
share calculations               2,200,000    2,200,000       1,804,000
                               ===========    =========       =========

The accompanying notes are integral part of the consolidated financial statements.

                             Synreal Services Corp.
                       (A Development Stage Enterprise)
                       Statement of Stockholders' Equity
                             As of June 30, 2003

                                       Accumulated
                                         Other
                   $.001   Paid-In Comprehensive Accumulated Stockholders'
            Shares  Par Value Capital  Income(Loss)  Deficit       Equity
            ------  --------- ------- -------------  ---------- ---------
Balance,
August 28,
2000            -   $    -   $    -     $      -      $      -   $      -

Stock
Issued    1,000,000    1,000     4,000         -             -       5,000

Stock
Issued-   1,200,000    1,200    58,800                              60,000
504
Offering

Comprehensive Income(Loss):
Net (Loss)                                             (2,833)     (2,833)

Foreign Currency
Translation Gain                               82                       82
                                                                   -------
Total
Comprehensive
(Loss)                                                             (2,751)
          ---------  --------  -------   ----------    --------    -------
Balance,
December
31, 2000  2,200,000  $ 2,200   $62,800   $    82.00  $ (2,833)   $  62,249

Comprehensive Income(Loss):
Net (Loss)                                              (7,302)    (7,302)

Foreign Currency
Translation Gain                                -                      -
                                                                   -------
Total
Comprehensive
Loss                                                               (7,302)
          ---------   ------    ------   ----------    --------    -------
Balance
December 31,
2001      2,200,000  $ 2,200   $ 62,800   $  82.00    $(10,135)   $54,947

Comprehensive
Income(Loss):
Net (Loss)                                              (8,628)    (8,628)

Foreign Currency
Translation Gain                                -                      -
                                                                   -------
Total Comprehensive
Loss                                                               (8,628)
          ----------------------------------------------------------------
Balance
December 31,
2002      2,200,000  $ 2,200   $ 62,800   $     82    $(18,763)   $ 46,319

Comprehensive
Income(Loss):
Net (Loss)                                              (3,946)    (3,946)

Foreign Currency
Translation Gain                                -                      -
                                                                   -------
Total Comprehensive
Loss                                                               (3,946)
          ----------------------------------------------------------------
Balance
June 30,
2003      2,200,000  $ 2,200   $ 62,800   $     82    $(22,709)   $ 42,373
          ================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                 Synreal Services Corp.
                           (A Development Stage Enterprise)
                               Statement of Cash Flows

                                --------------------   ------------------
                                For the Six Months      From Inception to
                                  Ending June 30,          June 30,
                                  2003        2002           2003
                                --------------------     ----------------

Cash Flows from Operating Activities:
-------------------------------------
     Net Income (Loss)           $ (3,946)   $ (4,028)       $ (11,709)
     Foreign Currency Gain              -          82               82
                                 --------    --------        ----------
Net Cash Provided from
Operating Activities              (3,946)      (4,007)         (22,627)
                                 --------    --------        ----------
Cash Flows from Investing Activities:
------------------------------------
     Other Assets                      -            -                 -
                                 --------    --------        ----------
Net Cash Used in Investing
Activities                             -            -                 -
                                 --------    --------        ----------
Cash Flows from Financing Activities:
-------------------------------------
     Common Stock                      -            -            65,000
                                 --------    --------        ----------
Net Cash Provided from
Financing Activities                   -            -            65,000
                                 --------    --------        ----------
Net Increase in Cash              (3,946)      (4,007)           42,373
                                 --------    --------        ----------
Cash Balance, Begin Period         46,319      50,919                 -
                                 --------    --------        ----------
Cash Balance, End Period         $ 42,373    $ 48,826        $   42,373
                                 ========    ========        ==========
Supplemental Disclosures:
 Cash Paid for interest          $      -    $      -        $        -
                                 ========    ========        ==========
 Cash Paid for income taxes      $      -    $      -        $        -
                                 ========    ========        ==========

The accompanying notes are integral part of the financial statements.

                            Synreal Services Corp.
                       Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies
-----------------------------------------------------

Organization
------------
Synreal Services Corp. ("the Company") was incorporated under the laws of the State of Nevada on August 28, 2000 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 100,000,000 authorized shares with a par value of $.001 per share and with 2,200,000 shares issued and outstanding as of June 30, 2003. The fiscal year end will be December 31. The Company has been inactive since inception and has little or no operating revenues or expenses.

General
-------
The consolidated unaudited interim financial statements of the Company as of June 30, 2003 and the statement of operations for the three months ended June 30, 2003 and from inception to June 30, 2003, included herein have been prepared in accordance with the instructions for From 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2002 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2003, and the results of their operations for the six months and from inception to June 30, 2003, and their cash flows for the six months ended June 30, 2003 and from inception to June 30, 2003.

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

Note 4 - Income Taxes
---------------------
Deferred income taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from timing differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the timing differences are expected to reverse.

Note 5 - Subsequent Events
--------------------------
There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

                  PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits marked with an asterisk, which are required to be filed herein are incorporated by reference and can be found in their entirety in our Form 10SB/A registration statement, filed under SEC File Number 0-32885 on the SEC website at www.sec.gov:

Exhibit No.     Description
----------      -----------
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
 99             Certification Pursuant to 18 U.S.C. Section 1350,
                As Adopted Pursuant to Sec. 906 of the Sarbanes-
                Oxley Act of 2002

B) There were no reports on Form 8-K filed during the quarter ended June 30, 2003.

                       SIGNATURES
                       ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              Synreal Services Corp., Registrant

Dated: August 10, 2003        By:/s/ Brian Chelin
                              President, CEO, Treasurer, CFO and Director

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

5. The other certifying officers and I have certified, based on our most recent evaluation, to our auditors and the audit committee of our Board of Directors (or persons performing the equivalent functions):

   (a) there were no significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for our auditors any material weaknesses in internal controls; and

   (b) there was no fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls.

6. The other certifying officers and I have indicated in this quarterly report that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	August 10, 2003       /s/ Brian Chelin
                              ---------------------------------------
			      Brian Chelin, Chief Executive Officer,
                              Chief Financial Officer and Chairman
                              of the Board of Directors