Form 10QSB
period 2003-09-30
SYNREAL SERVICES CORP
filed 2003-11-14
CIK 1132034

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended September 30, 2003

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from        to
                               -------   --------

                Commission File Number: 0-32885

                     SYNREAL SERVICES CORP.
      ----------------------------------------------------
      (Exact name of Registrant as specified in its charter)


        Nevada                                     88-0471263
 ---------------------------                   -----------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization               Identification No.)


 600-890 W. Pender Street
 Vancouver, B.C., Canada V6C 1J9        (604) 899-0987
- --------------------------------      -----------------------------
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

The number of shares outstanding of the registrant's common stock as of September 30, 2003 was 2,200,000.

Registrant's common stock is listed on the OTCBB under the symbol "SYSC".

Transitional Small Business Disclosure Format:  Yes     No X

                 Part I - Financial Information

Item 1.  Financial Statements

The interim financial statements of Registrant included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of its operations for the interim periods presented. Because of the nature of the Registrant's business, the results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in our Form 10KSB for the year ended
December 31, 2002, filed under CIK Number 0001132034.

                              Synreal Services Corp.
                        (A Development Stage Enterprise)
                                 Balance Sheet


                                   A S S E T S
                                   -----------

                                       September 30   December 31
                                           2003           2002
                                       ------------   -----------
Current Assets
--------------
     Cash                             $   43,387      $   46,319
                                      -------------   -----------
          Total Current Assets            43,387          46,319
                                      -------------   -----------
          Total Assets                $   43,387      $   46,319
                                      =============   ===========

                              L I A B I L I T I E S
                              ---------------------
Current Liabilities
- -------------------
    Accounts Payable                         -              -
                                      -------------   -----------
          Total Current Liabilities          -              -
                                      -------------   -----------
          Total Liabilities                  -              -

                      S T O C K H O L D E R S '   E Q U I T Y
                      ---------------------------------------

Common Stock                               2,200          2,200
     100,000,000 authorized shares,
     par value $.001
     2,200,000 shares issued and
     outstanding

Additional Paid-in-Capital                62,800         62,800
Accumulated other comprehensive income        82             82
Accumulated Deficit during the
  Development Period                     (21,695)       (18,763)
                                      ------------    -----------
          Total Stockholders' Equity      43,387         46,319
                                      ------------    -----------
          Total Liabilities and
          Stockholders' Equity        $   43,387      $  46,319
                                      ============    ===========

The accompanying notes are integral part of the consolidated financial statements.

                              Synreal Services Corp.
                       (A Development Stage Enterprise)
                            Statement of Operations
               ----------------------------------------------------------
                For Three Months      For Nine Months   From Inception To
               Ending September 30  Ending September 30   September 30
                 2003      2002       2003        2002       2003
               ----------------------------------------------------------
Revenues:
----------
Revenues        $   -    $    -      $    -        $   -      $     1,795
                ---------------------------------------------------------
Total Revenues  $   -    $    -      $    -        $   -      $     1,795

Expenses:
----------
Professional
 Fees               500       -         2,250          3,912       15,105
Operating
 Expenses           547      538          682          2,747        8,600
                ---------------------------------------------------------
Total Expenses    1,047      538        2,932          6,659       23,705
                ---------------------------------------------------------
Net Loss from
 Operations      (1,047)    (538)      (2,932)        (6,659)     (21,910)

Other Income and
Expenses:
----------------
Interest Income     -         -           -             -             215
                 --------------------------------------------------------
Net Income
 Before Taxes    (1,047)    (538)      (2,932)        (6,659)     (21,695)

Provision for
Income Taxes:
---------------
Income Tax Benefit  -         -           -             -              -
Net Income(Loss)$(1,047)  $ (538)    $ (2,932)       $(6,659)   $(21,695)
                =========================================================
Basic and Diluted
Earnings Per
Common Share         Nil      Nil        Nil             Nil         Nil
                ---------------------------------------------------------
Weighted Average
number of
Common Shares
used in per share
calculations   2,200,000  2,200,000  2,200,000       2,200,000  2,112,000
               ==========================================================

The accompanying notes are integral part of the consolidated financial statements.

                             Synreal Services Corp.
                       (A Development Stage Enterprise)
                       Statement of Stockholders' Equity
                           As of September 30, 2003

                                       Accumulated
                                         Other
                   $.001   Paid-In Comprehensive Accumulated Stockholders'
            Shares  Par Value Capital  Income(Loss)  Deficit       Equity
            ------  --------- ------- -------------  ---------- ---------
Balance,
August 28,
2000            -   $    -   $    -     $      -      $      -   $      -

Stock
Issued    1,000,000    1,000     4,000         -             -       5,000

Stock
Issued-   1,200,000    1,200    58,800                              60,000
504
Offering

Comprehensive Income(Loss):
Net (Loss)                                             (2,833)     (2,833)

Foreign Currency
Translation Gain                               82                       82
                                                                   -------
Total
Comprehensive
(Loss)                                                             (2,751)
          ---------  --------  -------   ----------    --------    -------
Balance,
December
31, 2000  2,200,000  $ 2,200   $62,800   $     82     $ (2,833)  $ 62,249

Comprehensive Income(Loss):
Net (Loss)                                              (7,302)    (7,302)

Foreign Currency
Translation Gain                                -                      -
                                                                   -------
Total
Comprehensive
Loss                                                               (7,302)
          ---------   ------    ------   ----------    --------    -------
Balance
December 31,
2001      2,200,000  $ 2,200   $ 62,800   $    82     $(10,135)   $54,947

Comprehensive
Income(Loss):
Net (Loss)                                              (8,628)    (8,628)

Foreign Currency
Translation Gain                                -                      -
                                                                   -------
Total Comprehensive
Loss                                                               (8,628)
          ----------------------------------------------------------------
Balance
December 31,
2002      2,200,000  $ 2,200   $ 62,800   $     82    $(18,763)   $ 46,319

Comprehensive
Income(Loss):
Net (Loss)                                              (2,932)    (2,932)

Foreign Currency
Translation Gain                                -                      -
                                                                   -------
Total Comprehensive
Loss                                                               (2,932)
          ----------------------------------------------------------------
Balance
September
30, 2003  2,200,000  $ 2,200   $ 62,800   $     82    $(21,695)   $ 43,387
          ================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                 Synreal Services Corp.
                           (A Development Stage Enterprise)
                               Statement of Cash Flows

                                --------------------   ------------------
                                For the Nine Months      From Inception to
                                Ending September 30,       September 30,
                                  2003        2002             2003
                                --------------------     ----------------

Cash Flows from Operating
Activities:
-------------------------
     Net Income (Loss)           $ (2,932)   $ (6,659)       $ (21,695)
     Foreign Currency Gain              -          82               82
                                  --------    --------       ----------
Net Cash Provided from
Operating Activities               (2,932)     (6,577)         (21,613)
                                  --------    --------       ----------
Cash Flows from Investing
Activities:
-------------------------
     Other Assets                      -            -                 -
                                 --------    --------        ----------
Net Cash Used in Investing
Activities                             -            -                 -
                                 --------    --------        ----------
Cash Flows from Financing
Activities:
-------------------------
     Common Stock                      -            -            65,000
                                 --------    --------        ----------
Net Cash Provided from
Financing Activities                   -            -            65,000
                                 --------    --------        ----------
Net Increase in Cash              (2,932)      (6,577)           43,387
                                 --------    --------        ----------
Cash Balance, Begin Period        46,319       62,249                 -
                                 --------    --------        ----------
Cash Balance, End Period         $43,387     $ 55,672        $   43,387
                                 ========    ========        ==========
Supplemental Disclosures:
 Cash Paid for interest          $      -    $      -        $        -
                                 ========    ========        ==========
 Cash Paid for income taxes      $      -    $      -        $        -
                                 ========    ========        ==========

The accompanying notes are integral part of the financial statements.

                            Synreal Services Corp.
                       Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies
-----------------------------------------------------

Organization
------------
Synreal Services Corp. ("the Company") was incorporated under the laws of the State of Nevada on August 28, 2000 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 100,000,000 authorized shares with a par value of $.001 per share and with 2,200,000 shares issued and outstanding as of September 30, 2003. The fiscal year end will be December 31. The Company has been inactive since inception and has little or no operating revenues or expenses.

General
-------
The consolidated unaudited interim financial statements of the Company as of September 30, 2003 and the statement of operations for the three and nine months ended September 30, 2003 and from inception to September 30, 2003, included herein have been prepared in accordance with the instructions for From 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2002 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2003, and the results of their operations for the three and nine months and from inception to September 30, 2003, and their cash flows for the nine months ended September 30, 2003 and from inception to September 30, 2003.

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

                   Synreal Services Corp.
               Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies (con't
------------------------------------------------------------
Earnings per Common Share
-------------------------
The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

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

                   Synreal Services Corp.
               Notes to Financial Statements

Note 5 - Subsequent Events
--------------------------
There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
        OPERATION.

Results of Operations
---------------------
The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2002; and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

For the nine months ended September 30, 2003, we had no revenues and incurred net operating losses of $2,932, as compared to no revenues and a net operating loss of $6,659 for the nine months ended September 30, 2002. Most of the expenses for both periods comprised operating expenses and legal/professional fees incurred in connection with the preparation and filing of our initial public offering, registration and quarterly reporting documents.

Net cash provided by financing activities for the nine months ended September 30, 2003 and September 30, 2002 was zero. Our ability to continue as a going concern is wholly dependent on our ability to generate revenues or raise funds through sale of our equity securities for use in administrative, marketing, research and development activities.

Liquidity and Capital Resources
-------------------------------
We expect our current cash in the bank of $43,387 at September 30, 2003, and as of the date of the filing of this report, to satisfy our cash requirements for at least the next 12 months without having to raise additional funds or seek bank loans, while we search for a suitable business opportunity.

Our stockholders' equity as of September 30, 2003, was $43,387, as compared to $46,319 at December 31, 2002.

Plan of Operation
-----------------
During the next twelve months, we intend to continue our business operations, concentrating on marketing to attract new business and revenues.

Registrant does not intend to use any employees, with the exception of part-time clerical assistance on an as-needed basis. Outside advisors, attorneys or consultants will only be used if they can be obtained for a minimal cost or for a deferred payment basis. Management is confident that it will be able to operate in this manner and continue expanding its business operations during the next 12 months.

Accounting Policies
-------------------
The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim financial statements. Management believes the disclosures made are adequate to make the information not misleading and recommends that these condensed financial statements be read in conjunction with the financial statements and notes included in our Form 10-KSB as of December 31, 2002.

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles.
Preparing financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by Management's application of accounting policies. These important accounting policies include the successful efforts method of accounting for property and equipment, revenue recognition, accounting for income taxes, accounting for environmental matters, and foreign currency translation.

We have adopted Statement of Financial Accounting Standards
(SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which provides guidance on long-lived assets and certain intangibles which are reported at the lower of the carrying amount or their estimated recoverable amounts.

We also apply SFAS No. 128, Earnings Per Share, for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in our earnings.

We have also adopted SFAS No. 52, Foreign Currency Translation, which requires that the translation of the applicable foreign currency into U.S. dollars be performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in the consolidated statements of stockholders' equity and comprehensive income.


ITEM 3.   CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we have performed an evaluation, under the supervision and with the participation of our Management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the current disclosure controls are effective in timely alerting us to any material information required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                  PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits marked with an asterisk, which are required to be filed herein are incorporated by reference and can be found in their entirety in our Form 10SB/A registration statement, filed under CIK Number 0001132034 on the SEC website at www.sec.gov:

Exhibit No.     Description
- ----------      -----------
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
  99            Certification Pursuant to 18 U.S.C. Section 1350,
                As Adopted Pursuant to Sec. 906 of the Sarbanes-
                Oxley Act of 2002

B) There were no reports on Form 8-K filed during the quarter ended September 30, 2003.

                       SIGNATURES
                       ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              Synreal Services Corp., Registrant

Dated: November 12, 2003      By:/s/ Brian Chelin
                              President, CEO, Treasurer, CFO
                              and Director