Form 10KSB
period 2003-12-31
EXPERIENTIAL AGENCY INC
filed 2004-03-22
CIK 1132034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

                   For the fiscal year ended December 31, 2003

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

     For the transition period from           to
                                    -----------  -------------

                        Commission file number 000-32885

                          THE EXPERIENTIAL AGENCY, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               NEVADA                                    88-0471263
  (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)

                 308 West Erie, Floor 2, Chicago, Illinois 60610
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (312) 397-9100
                         -------------------------------
                         (Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, $.001 PAR VALUE PER SHARE

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the most recent fiscal year ended December 31, 2003 were $5,468,895.

     The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of March 16, 2004, was approximately $26,826,026.

     As of March 22, 2004 the issuer had 58,308,766 shares of common stock, $.001 par value per share outstanding.

                    Documents Incorporated by Reference: NONE

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          THE EXPERIENTIAL AGENCY, INC.
                                   FORM 10-KSB
                          YEAR ENDED December 31, 2003
                                      INDEX

                                     Part I

    Item 1.             Description of Business                               3

    Item 2.             Description of Property                              12

    Item 3.             Legal Proceedings                                    12

    Item 4.             Submission of Matters to a Vote of
                        Security Holders                                     12


                                     Part II

    Item 5.             Market for Common Equity and Related
                        Stockholder Matters                                  13

    Item 6.             Management's Discussion and Analysis or
                        Plan of Operation                                    14

    Item 7.             Financial Statements                                F-1

    Item 8.             Changes in and Disagreements with
                        Accountants on Accounting and Financial
                        Disclosure                                           19

    Item 8A.            Controls and Procedures                              20


                                    Part III

    Item 9.             Directors, Executive Officers, Promoters
                        and Control Persons; Compliance with
                        Section 16(a) of the Exchange Act                    21

    Item 10.            Executive Compensation                               22

    Item 11.            Security Ownership of Certain Beneficial
                        Owners and Management and Related Stockholder
                        Matters                                              22

    Item 12.            Certain Relationships and Related
                        Transactions                                         23

    Item 13.            Exhibits and Reports on Form 8-K
                        (a)   Exhibits                                       23

                        (b)   Reports on Form 8-K                            24

    Item 14.          Principal Accountant Fees and Services                 24

    Signatures                                                               25

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-KSB (this "Form 10 KSB"), including statements under "Item 1. Description of Business," and "Item
6. Management's Discussion and Analysis", constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of The Experiential Agency, Inc. ("Experiential", "the Company", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this form 10-KSB, unless another date is stated, are to December 31, 2003.

BUSINESS DEVELOPMENT

     The Experiential Agency, Inc. (the "Company") was originally incorporated in Nevada as Synreal Services Corp. ("Synreal") on August 28, 2000. The Company's business plan was to engage in the business of providing due diligence and administrative services for real estate syndications. Prior to entering into an Exchange Agreement, discussed below, and the consummation of the transactions thereunder, the Company was considered a development stage enterprise, as defined in Financial Accounting Standards Board No. 7, as the Company's planned principal operations had not commenced, minimal revenue had been derived, and all of its efforts were devoted to securing and establishing a new business.

     On December 4, 2003, Synreal, The Experiential Agency, Inc., formerly G/M Productions, Inc., an Illinois corporation (hereinafter "XA") and the former G/M Shareholders entered into an Exchange Agreement (the "Exchange" or "Acquisition") whereby XA became a wholly-owned subsidiary of the Company and control of the Company shifted to the former G/M Shareholders. In addition, Frank Goldstin, the Company's chief executive officer and sole director, entered into a stock purchase agreement with the Company's former officers and directors, Brian Chelin and Jennifer Wallace.

     Synreal was considered a "shell" at the time of the Acquisition; therefore, the transaction was treated as a reverse merger. A reverse merger is characterized by the merger of a private operating company into a non-operating public shell corporation with nominal net assets and typically results in the owners and managers of the private company having effective or operating control after the transaction. For accounting purposes, the acquired company (i.e., XA) is treated as the acquiring company (i.e., Synreal or the Company); therefore, XA emerged as the surviving financial reporting entity under the reverse merger, but Synreal Services Corp. (which changed its name to The Experiential Agency, Inc., a Nevada corporation) remained as the legal reporting entity. The
Registrant, The Experiential Agency, Inc., a Nevada corporation, herein being referred to as the "Company" owns one hundred percent (100%) of The Experiential Agency, Inc., an Illinois corporation herein being referred to as XA. The Company operates as a holding company for XA. All operations discussed in this Form 10-KSB were conducted by XA.

     For the last fifteen (15) years, XA has been engaged in the business of organizing, promoting and managing events such as business and trade shows, conventions, conferences and meetings for corporations, associations and other organizations in the U.S. and abroad. As a result of a change in business focus due to the acquisition of XA and a national re-branding by XA, the Company changed its name to The Experiential Agency, Inc. Hereinafter, a reference to the Company includes a reference to XA and vice-versa unless otherwise provided.

BUSINESS OF THE ISSUER

     The Company, through its wholly-owned subsidiary, XA, is a comprehensive event marketing, design and production services agency. With full-service offices in Chicago, Los Angeles and New York City, XA is a leading provider of event services on an outsourced basis for corporations, associations and other organizations in the United States and abroad. XA provides its clients with a single source to their business communications and event planning needs.

     For fifteen years, the XA has worked with clients around the globe to design and produce strategic multidimensional, highly stylized and integrated event programs. During the fiscal year ended December 31, 2003, XA planned and executed over one hundred (100) events that were attended by more than an aggregate of approximately twenty-five thousand (25,000) people in the United States and foreign markets. These events took place in the following cities:

     Domestic
     --------

     Boca  Raton,  Florida                    New  York,  New  York
     Cambridge,  Massachusetts               Orlando,  Florida
     Chicago,  Illinois                      Ozarks,  Missouri
     Cleveland,  Ohio                        Palm  Beach,  Florida
     Lake  Geneva,  Wisconsin                 Phoenix,  Arizona
     Las  Vegas,  Nevada                      Santa  Barbara,  California
     Los  Angeles,  California                Washington,  DC
     Naples,  Florida

     International
     -------------

     Frankfurt,  Germany
     Zurich,  Switzerland

     During the 2003 fiscal year, XA completed a national re-branding by changing the name under which it does business from "G/M! Productions" to "XA," which is short for The Experiential Agency. XA also began to focus on strategic growth that will include, among other things, the acquisition and development of targeted business communications and event management companies in key regions throughout the United States. XA opened two new offices in Los Angeles and New York City, as discussed in more detail herein and in "Description of Property," to better serve those markets. XA has developed a vertically integrated infrastructure that it believes will enhance its ability to continue to provide event services on a national basis. In order to provide its clients with a single source solution to their event planning needs, XA offers a wide range of services that encompass the event planning process including general management, concept creation, content creation and execution. XA believes that its vertically integrated organization, creative talent, technological leadership and its willingness to commit capital to acquire or develop proprietary exhibitions and special events are competitive advantages in fragmented industry in which most vendors provide a limited set of services on a local basis.

INDUSTRY AND MARKET OVERVIEW

     The events industry in the United States generates approximately $80 billion in direct spending on an annual basis, exclusive of travel and internal spending by corporations and associations, according to one "Big Four" accounting firm. It is highly fragmented with several local and regional vendors that provide a limited range of services in two main segments: 1) business communications and event management; and 2) meeting, conferences and trade shows. The industry also consists of specialized vendors such as production companies, meeting planning companies, and destination logistics companies that may offer their services outside of the events industry.

     Integrated business communications and event management services involve the design, production, planning and execution of an organization's message at conventions, sales meetings, conferences, executive presentations, shareholder and investor meetings, training sessions and product launches. The services range from concept and content creation to execution and general management of the entire event. Specific services may include staging, video and media development and production, production of brochures, handouts and other collateral materials, and the planning and execution of meetings and conventions. Local or regional firms generally offer a limited number of these services to clients. Most work is performed on a project-oriented basis and services are rendered on a fee basis.

     The meetings, conferences and trade shows segment is comprised of exhibition owners and managers who typically use a wide range of business communications and event management services during production of an exhibition. This segment consists mainly of exhibitions, consumer shows and special events that typically provide a forum for face-to-face interaction and communication between buyers and sellers. While the largest owner-managers of exhibitions are divisions of several multinational publishing companies, competition in this industry remains highly fragmented.

     XA believes that there is an increasing trend on the part of associations, historically the largest owners and operators of exhibitions, to outsource the operational management and often the ownership of exhibitions as they focus on their core missions and seek to improve efficiencies.

     The results of a recent Event Marketing Study by PROMO Magazine demonstrate that the market for event productions services in the United States is a growing market. The study concluded for the 2002 calendar year that marketers spent $132.3 billion in event marketing and that the average budget for event marketing was in excess of $800,000. According to the study, event marketing budgets were expected to rise 15% to 20% in 2003.

     XA believes that its market environment is positive for two reasons: 1) companies in the United States are increasing their use of events to achieve their marketing efforts; and 2) an increasing number of U.S. companies are outsourcing the production and design of events to specialized firms. As a result, XA's management believes that the market for event services is undergoing a shift towards outsourced management as organizations focus on their core competencies while at the same time seek to improve the professionalism, creativity and cost-efficiency of their events.

     XA believes that the events industry revolves on a competitive axis based on service breadth and quality, creativity, responsiveness, geographic proximity to clients, and price. Most vendors of outsourced event services are small, local companies that cannot provide the wide range of services, international coverage, creative talent, purchasing power and technological capabilities required by large corporations and associations. As a vertically integrated service provider, XA believes that it will be able to offer a comprehensive solution to these organizations with the assurance of a high quality of service and the opportunity to form a long-term relationship.

     XA competes primarily with a large number of local and regional firms that also provide business communications and event management services. XA also competes with specialized vendors such as production companies, meeting planning companies and destination logistics companies. These primary competitors and specialized vendors, however, provide a limited range of services relative to the services that XA provides. XA competes in its market based on service breadth, quality, creativity, responsiveness, and geographic proximity to its clients and price. XA differentiates itself from its competitors by offering a single source solution to the market for business communication and event management services on a national basis, employing creative, energetic professionals, centralizing its administration and purchasing functions, and using advanced communications technologies.

PRINCIPAL PRODUCTS AND SERVICES

     XA offers a wide range of services that encompass the event planning process including general management, concept creation, content creation, and execution. XA earns most of its revenue from event services fees that it charges clients regarding the following general service areas:

     *  Event  Marketing
     *  Design  and  production
     *  Meetings,  Conferences  and  Trade  Shows
     *  Entertainment  and  Show  Production
     *  Business  Theater  &  General  Sessions
     *  Mobile  Marketing
     *  Audio/Visual  Production
     *  Destination  Management

     XA earns a management fee when it provides general management services. In some cases, all or a part of the management fee may be supplemented by an income sharing arrangement with the client. XA earns fees on a fee-for-services basis when it undertakes business communications projects.

     XA also earns fees payable in advance based on the spread between its cost and the cost that it charges its clients for leasing exhibition space, equipment rentals, sponsorships, and ticket sales.

     The following is a more detailed description of the services that XA provides through its vertically integrated infrastructure:

General  Management  Services
-----------------------------

     XA offers general management services that provide its clients with centralized coordination and execution of the overall event. In connection with providing general management services, XA utilizes an executive producer responsible for overseeing the production of an event or exhibition. The executive producer coordinates the services that XA provides for the client. XA provides the following general management services:

     *  Project  oversight
     *  Budget  oversight
     *  Quality  assurance  and  control
     *  Project  funding  and  sponsorship  development
     *  Project  control  and  accountability
     *  Event  promotion  and  marketing  creation
     *  Schedule  management
     *  Fulfillment  provider  management

Concept  Creation
-----------------

     XA works with a client to craft the client's message, identify the best means of communicating that message, and develop cost-effective creative solutions. XA provides the following concept creation services:

     *  Joint  determination  of  client  needs  and  goals
     *  Market  research  to  support  message  creation  and  communication
     *  Message  content  design
     *  Media  selection
     *  Initial  project  pricing  and  budgeting

Content  Creation
-----------------

     After the concept for an event is created, the Experiential professionals work to develop and produce the client's message. XA provides the following content creation services:

     *  Speech  composition
     *  Speaker  support-graphics  creation
     *  Audio/Video  production
     *  Digital  media  creation
     *  Collateral  materials  design  and  distribution
     *  Entertainment  and  speaker  scripting  and  booking
     *  Theme  and  staging  design

Execution
---------

     XA uses internal resources to execute an event. As the clients' needs dictate, however, XA can structure its role so that it is transparent to attendants at the event. XA provides the following execution services:

     *  On-site  quality  and  logistics  control
     *  Hotel  and  venue  coordination  and  buying
     *  Transportation  management
     *  Security  coordination
     *  Telemarketing  services  for  the  sale  of  exhibition  space
     *  Hospitality  management
     *  Registration  management
     *  Cash  and  credit  card  payment  management
     *  Entertainment  coordination
     *  Tour  program  design
     *  Permit  and  approval  procurement
     *  Food  and  beverage  management

Fulfillment
-----------

     Fulfillment is the last stage in the event process. It includes the actual provision of services such as catering, registration, transportation rental, audio and visual equipment rental, decoration rental and temporary on-site labor. XA offers fulfillment services using either internal resources or third-party vendors as determined on an event-by-event basis.

EXPANSION

     XA operates three full-service offices located in Chicago, Los Angeles and New York City. Chicago is home to XA's headquarters, which serves as the centralized base for administration and purchasing. XA opened the Los Angeles and New York City offices during 2003. XA chose to open offices in New York City and Los Angeles to better serve its national client base by providing existing clients with local offices and staff to coordinate and provide ongoing integrated communication services. In addition, by having local offices operating in New York City and Los Angeles, XA is better able to acquire new clients and business opportunities through aggressive local business development activities.

Growth Strategy
---------------

     The major focus of XA's growth strategy over the next several years will be the acquisition and development of targeted business communications and event management companies in key regions throughout the United States. XA's management has identified a number of targeted strategic acquisition opportunities in the form of business communications and event management companies in key regions throughout the United States. XA's targeted acquisitions are intended to add geographic coverage to XA's existing businesses as well as broaden XA's service offerings. The initial acquisitions will be focused on business communications and event management companies which are specialized in the on-site logistical aspects of the business communications and event management industry, and are located in the Chicago, New York City and Los Angeles areas.

     XA will also fuel growth through a broader, carefully designed growth strategy that includes extending relationships with existing clients, building new client relationships, expanding its international client base, making selected infrastructure acquisitions, and expanding its media services.

     XA believes that substantial opportunities exist to expand relationships with existing clients by cross-selling the full range of XA's services, building out its national office network and expanding XA's service offerings, particularly with respect to experiential events, multimedia and corporate branding capabilities. XA seeks to capitalize on the services provided to one division or operation of a client by selling its services to other divisions or operations, including their foreign operations. XA recently initiated an advertising and public relations program to enhance its brand recognition in the marketplace.

     As organizations focus on their core competencies and seek to improve the professionalism, creativity and cost- efficiency of their events, XA believes they will continue to outsource the management of events. XA believes that many opportunities exist to add new clients with large-scale business communications and event management needs. XA seeks relationship-building opportunities through client referrals and its internal sales force.

     XA believes that multinational organizations headquartered both inside and outside of the United States are increasingly interested in building relationships with business communications and event management firms and owners of events who can provide their services on a worldwide basis. XA's international client base continues to grow and in order to better serve these organizations, XA plans to aggressively expand its international client base over the next 24 months.

     XA believes that as the event industry continues to consolidate there will be many domestic and international acquisition opportunities. XA may acquire or affiliate with select additional companies to expand its client base, further build out its infrastructure, add new service applications or provide additional operating efficiencies and synergies.

     XA currently provides digital communications and multimedia services to clients in such areas as exhibition promotion, training programs and Internet home pages. XA designs and develops websites, CD-ROM / DVD-ROM materials, promotional videos, targeted marketing presentations and other multimedia products. XA believes that continued technological advances, coupled with the growing need of organizations to more effectively tailor their messages, will create opportunities for XA to develop new services for clients, particularly for business communications and event management services.

CREATIVIE  TALENT

     A primary value that XA brings to its clients is the creative talent, energy and commitment of its employees. XA seeks to attract and retain the best personnel by developing attractive compensation, benefits and training programs and providing long-term career opportunities that its smaller competitors cannot duplicate. As of December 31, 2003, XA had fifteen full-time and twenty part-time employees.

     XA compliments its staff with a pool of over 100 professionals hired on a project-by-project basis who have distinguished themselves through prior experience with XA. XA is not a party to any collective bargaining agreement with a union. From time to time, however, XA does independently contract with, or hire, union personnel during the production of a particular meeting or event. XA considers itself to have good relations with its employees and independent contractors.

     Today, corporations are searching for new ways to motivate, excite and impart a message to their audience. XA is able to help them accomplish these goals by designing a creative platform from which to communicate. For instance, most companies do not realize they can afford to do a concert event with headline talent because it has never been presented to them as a marketing tool. Most of XA's programs are more in line with the standard format of events (i.e., meetings and Business Theater). The "corporate concert," however, is a new tool that XA presents to its clients as it really is a successful approach to breaking the mold.

     Breaking the traditional mold can be a hard sell to a conservative client, but when XA's team can demonstrate how hosting one large, memorable event can save $250,000 from the marketing budget, and, most importantly, have a greater impact on attendees, the client understands the value of experiential marketing. XA launched a corporate concert division due to the success of the first corporate concert which led to others. The goal of the Corporate Concert Division is to break the traditional mold by demonstrating the advantages of experiential marketing. Recent corporate concerts include the likes of Natalie Merchant, Hootie & The Blowfish, Smoky Robinson and Jim Belushi and His Band.

     To execute XA's expansion plans, XA has also recruited a number of senior executives with broad and diverse experience managing rapidly growing national and international businesses.

CENTRALIZED  ADMINISTRATION  AND  PURCHASING

     XA has centralized its administrative and purchasing functions to enhance cost efficiency and quality control. The corporate headquarters in Chicago is the center for administration, MIS, finance, accounting and human resources. XA has a national client base. XA oftentimes plans and executes multiple events for different national clients in a single geographic location. XA negotiates through the Chicago office with local vendors in these geographic locations for the provision of services to its national clients. XA repeatedly uses the same vendors in these local markets. XA believes that it enjoys purchasing power and economies of scale greater than that available to its local competitors.

TECHNOLOGICAL  CAPABILITIES

     XA believes that it can invest more in technology than its local competitors and thereby become a leader in utilizing advanced technologies. XA is able to allocate its investment in technology over its large national event base, whereas a local competitor that does not have a national event base may not be willing to invest heavily in advanced technology. XA currently uses advanced communications technologies such as digitized presentations and multimedia applications to provide high quality customer service. In addition, XA is creating business communication applications using media, such as DVD technology, plasma screens, interactive video and the satellite communications.

SALES  AND  MARKETING

     XA's client list is comprised of a diverse mix of corporations, associations, universities and governmental entities. XA has separate sales forces that target users of business communications and event management services. XA's senior management team and executive producers of events are frequently influential in establishing and expanding new client relationships. Sales personnel are compensated through a commission plan based on a percentage of either gross profits or gross revenues.

     XA's sales force comprises 8 full-time sales people who identify prospects, respond to requests for proposals and create solutions to clients' requests. XA has created compensation incentives to encourage the sales force to sell XA's wide range of services. New business is generated by:

* Pursuing client referrals from existing clients and other business contacts,
* Expanding sales to existing clients by providing additional services;
  and
* New client solicitation.

     An executive sales person and an executive producer will serve a large, national client and maintain the ongoing client relationship. The executive sales person will introduce the client to XA's national execution capabilities and, together with an executive producer, is responsible for maintaining the client relationship at the local level. These team leaders develop a close working relationship with clients that require a broad range of services for their events. XA staffs a particular project with team members that work under the direction of the executive producer. These team members are responsible for the overall project. The team selectively utilizes other Company resources in order to create the concept and content for an event and then to prepare and execute the event.

     In general, XA's operations are generally organized to serve the two principal areas, with separate groups responsible for the business communications and events management components of XA's business. Professionals in XA's business communications group provide creative solutions for organizations seeking to develop and execute conventions, meetings and other means of communicating with their intended audiences. XA's event planning and destination logistics group, its entertainment production and distribution group and its multimedia and Internet services group provide support for XA's clients. XA's professionals work closely together to develop, produce and execute an event or communication.

     XA recently initiated an advertising and corporate branding initiative to enhance its brand recognition in the marketplace. Under this program, XA has restructured is website and marketing materials and has engaged a premier marketing and business development firm to provide creative content and corporate identity services for XA.

INTELLECTUAL PROPERTY

     The Company is the owner of the proprietary trademark, "The Experiential Agency(R)." The Company also owns the following internet domain names:

     *  gmproductions.com
        -----------------
     *  www.gmproductions.com
        ---------------------
     *  www.gmprodutions.net
        --------------------
     *  www.expagency.com
        -----------------
     *  www.experientialagency.com
        --------------------------

     The Company does not own any patents or licenses related to its products or services.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's corporate headquarters are located in Chicago, Illinois. In March 2000, the Company entered into a seven-year lease of approximately 6,600 square feet of office space for its corporate headquarters. The Company's current lease commitment is $11,918 per month plus the obligation to pay utilities. The lease provides for a two-year renewal option.

     The Company recently opened an office in New York City. The Company leases this office space from Thom Filicia, Inc. on a month-to-month basis. The Company's current lease commitment is $1,250 per month plus the obligation to pay utilities.

     The Company also recently moved into new offices in Los Angeles, California. On January 15, 2004, the Company entered into a 4 year and 7 month lease for this office space from Gilmore North Market, LLC. The Company's current lease commitment is $1700 per month plus the obligation to pay utilities.

ITEM 3.  LEGAL PROCEEDINGS

     On April 10, 2003, Tribesoft, LLC (the "Tribesoft") filed a lawsuit for breach of contract in the amount of $7,572 against the Company styled Tribesoft,
                                                                      ----------
LLC v. GM Productions, Inc., in the Circuit Court of Cook County, Illinois, Case
---------------------------
number 2003-M1-123156. The Company filed a counter-claim for non-performance seeking $7,500. The Company entered into a contract with Tribesoft under which Tribesoft was to provide web site development services for the Company. The Company paid Tribesoft $7,500, however, Tribesoft did not develop the website as required by the contract. Tribesoft invoiced the Company an additional $7,572. The Company refused to pay the invoice. Tribesoft and the Company settled this lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On December 9, 2003, a majority of shareholders of the Company, via signed written consent to action without a meeting of the shareholders, approved a name change to The Experiential Agency, Inc., a 13:1 forward stock split, and the reauthorization of 100,000,000 shares of common stock, $.001 par value per share. The number of shares consenting to the action was 2,769,231 out of 3,969,231 pre-split shares that were eligible to vote.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     "Bid" and "asked" offers for the common stock are listed on the NASDAQ OTC-Bulletin Board published by the National Quotation Bureau, Inc. The Company's common stock began regular trading during the third quarter of the fiscal year ended December 31, 2003. The trading symbol for the common stock was "SYSC" and was changed to "EXAG" in connection with the Company's name change on December 11, 2003.

     The following table sets forth the high and low bid prices for the Company's common stock for the periods indicated as reported by the NASDAQ OTC-Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                             Bid Prices
Quarter Ended                      High                       Low
------------------                 -----                      -----
December 31, 2003                $ 0.05                      $ 0.05
September 30, 2003                 0.05                        0.05

     There were 48 holders of record of the common stock as of March 16, 2004. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend. The Company's common stock is considered a "penny stock" as defined in certain rules (the "Rules") under the Securities Exchange Act of 1934. In general, a security which is not quoted on NASDAQ or has a market price of less than $5 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The SEC's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for the Company's securities may be severely adversely effected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

RECENT SALES OF UNREGISTERED SECURITIES

     On December 4, 2003, the Company issued 1,769,231 pre-split shares of its common stock, $.001 par value per share which were not registered under the Securities Act of 1933, as amended (the "Act"), pursuant to an Exchange Agreement whereby XA became a wholly-owned subsidiary of the Company. The Company claims the exemption from registration afforded by Rule 506 of Regulation D under the Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This  report  contains  forward  looking  statements  within the meaning of
Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Risk Factors" in this Management's Discussion and Analysis of Financial
Condition and Results of Operations" and elsewhere in this report. The following discussion and analysis should be read in conjunction with "Selected
Financial Data" and the Company's financial statements and notes thereto included elsewhere in this report.

OVERVIEW

     On December 4, 2003, the Company acquired 100% of the outstanding shares of X/A pursuant to an Exchange Agreement. As a result of the Exchange Agreement, the business of X/A became the business of the Company, control of the Company shifted to the former XA Shareholders and the Company subsequently changed its name to The Experiential Agency, Inc. For the last fifteen (15) years, XA has been engaged in the business of organizing, promoting and managing events such as business and trade shows, conventions, conferences and meetings for corporations, associations and other organizations in the U.S. and abroad.

     The Company's financial projections yield an increase in total revenues from US$5.4 million in 2003, to US$ 38.5 million in 2007. In addition, the Company is expected to reach increasing cash holdings from 2004 onwards. These projections are based on the following critical assumptions:

* Ability to secure additional investment capital to be used for the purpose of acquiring targeted companies;

* Ability of XA to successfully integrate the acquired companies into its corporate structure;

* Ability of XA to attract additional senior management personnel and retain existing key management; and

* Ability to decrease the operating expenses over time as a percentage of revenue.

MARKETING STRATEGY

     The Company believes that there is an increasing trend on the part of associations, historically the largest owners and operators of exhibitions, to outsource the operational management and often the ownership of exhibitions as they focus on their core missions and seek to improve efficiencies.

     The Company believes that the events industry revolves on a competitive axis based on service breadth and quality, creativity, responsiveness, geographic proximity to clients, and price. Most vendors of outsourced event services are small, local companies that cannot provide the wide range of services, international coverage, creative talent, purchasing power and technological capabilities required by large corporations and associations. As a vertically integrated service provider, the Company believes that it will be able to offer a comprehensive solution to these organizations with the assurance of a high quality of service and the opportunity to form a long-term relationship.

     The Company differentiates itself from its competitors by offering a single source solution to the market for business communication and event management services on a national basis, employing creative, energetic professionals, centralizing its administration and purchasing functions, and using advanced communications technologies.

COMMITMENTS FOR CAPITAL EXPENDITURES

     The Company leases office space is Chicago, New York City and Los Angeles. The Company's lease commitment for this office space is $14,868 per month. The Company also leases various types of equipment and vehicles. The Company's lease commitment for the equipment and vehicles is $1,728 and $3,093, respectively, per month.

COMPARISON OF OPERATING RESULTS

FISCAL YEAR ENDED DECEMBER 31, 2003 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2002

     Sales revenue for the fiscal year ended December 31, 2003 increased $1,852,343 (or 51%) to $5,468,895 as compared to $3,616,552 for the fiscal year ended December 31, 2002. The increase in sales revenue was due to new clients acquired in the New York and Los Angeles markets and additional projects with XA's current clients.

     Cost of goods sold as a percentage of revenue for the year ended December 31, 2003 decreased to (46%) of gross revenue at $3,388,816 as compared to (64%) of gross revenue at $2,326,406 for the fiscal year ended December 31, 2002. The decrease in cost of goods sold as a percentage of revenue was due to the increased efficiencies of XA's operations through centralized budget oversight and improved job costing.

     Gross profit as a percentage of sales ("gross profit margin") increased to 38% for the fiscal year ended December 31, 2003 from 36% for the fiscal year ended December 31, 2003. The increase in gross profit margin was due to the 51% increase in sales revenue that was offset by the 46% increase in cost of goods sold.

     General and administrative ("G&A") expenses were $2,024,362 and $1,365,429 for the years ended December 31, 2003 and 2002, respectively. The increase in G&A was due to the expansion of the Company's office in New York and Los Angeles and the acquisition of additional senior management team members. In addition, the Company incurred expenses related to the reverse merger transaction in the form of accounting, legal, and other professional fees.

     Interest expense increased to $41,467 for the year ended December 31, 2003 from $33,726 for the year ended December 31, 2002. The increase in interest expense was primarily due to the Company's increased borrowing under its line of credit. The Company has a $200,000 line of credit payable on demand or April 4, 2004 if no demand is made. The interest rate varies at 0.5% over the Prime Rate as published in the Wall Street Journal (the "Prime Rate"). As of December 31, 2003, $200,000 was outstanding under the line of credit as compared to $50,000 as of December 31, 2002. The Company intends to renew the line of credit when due. The Company also has a $294,536 note payable that matures on June 30, 2007. The interest rate is 5.25% that varies at 0.5% over the Prime Rate. The interest rate on both the line of credit and the note payable was 4.5% as of December 31, 2003.

     Interest income was $750 and $1,561 for the years ended December 31, 2003 and 2002, respectively.

     As of December 31, 2003, the Company had an accumulated deficit of $90,318.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2003, the Company's cash totaled $306,500 and total current assets were $807,248. Accounts receivable at December 31, 2003 were $181,619. As of December 31, 2003 and 2002, the Company had advanced $319,129 and $292,728, respectively, to its chief executive officer, sole director and principal shareholder, Frank Goldstin. The advances are unsecured and bear no interest. On March 11, 2004, the Company's Board of Directors approved a resolution to cancel shares of the Company's common stock held by Mr. Goldstin in consideration for repayment of the principal sum of he advances then outstanding and all interest accrued thereon, discussed in more detail below in "Item 12., Certain Relationships and Related Transactions."

     As of December 31, 2003, the Company's accrued liabilities totaled $157,414, consisting of accounts payable of $34,246, accrued payroll of $57,041 and accrued taxes of $66,127. The Company also had $200,000 outstanding under its line of credit and $83,652 currently due on its long-term note payable. Total current liabilities were $441,066 as of December 31, 2003.

     Net working capital was $366,182 at December 31, 2003. The ratio of current assets to current liabilities was 1.83.

     The Company had a net increase in cash of $203,361 and $11,985 for the fiscal years ended December 31, 2003 and 2002, respectively. Cash flows from financing activities represented the Company's principal source of cash during the fiscal period ended December 31, 2003, as compared to the fiscal period ended December 31, 2002, in which cash flows from operating activities represented the Company's principal source of cash. Cash flows from financing activities during the fiscal period ended December 31, 2003 resulted primarily from an increase of $250,000 due to the sale of common stock and a net increase of $150,000 due to a line of credit with a bank as compared to the fiscal period ended December 31, 2002. The exchange with Synreal called for two subscription agreements to be executed by two entities for the purchase of 1,000,000 shares of the Company's common stock for $500,000 (or $0.50 per share). Subsequently, the parties modified such arrangement resulting in the receipt of $500,000 for 625,000 shares at $.80 per share. Another investment was made by one of the entities for an additional $125,000 for 156,250 shares at $.80 per share.

     The Company converted $241,244 of accounts receivable to cash during the fiscal period ended December 31, 2002, as compared to $13,364 during the fiscal period ended December 31, 2003. Officer's loans decreased by $112,787 during the fiscal period ended December 31, 2002 as compared to an increase in officers loans of $26,402 during the fiscal period ended December 31, 2003, resulting in a cash increase and decrease, respectively. Primarily as a result of these factors, the Company had positive cash flow from operating activities during the period ended December 31, 2002, but had negative cash flow from operating activities during the fiscal period ended December 31, 2003.

     The Company did not have any cash flow from investing activities during the fiscal year ended December 31, 2003. The Company uses its cash reserves for working capital and other cash commitments. The Company's has a $200,000, variable interest rate line of credit outstanding that is due on April 4, 2004. The Company plans to renew the line of credit. As of December 31, 2003, the current portion of the Company's long-term debt was $83,652 that is due on December 31, 2004. As described in Note 5 of Notes to Consolidated Financial Statements included in "Item 7 - Financial Statements," the minimum payment due during the fiscal year ended December 31, 2004 under certain lease agreements for office space, equipment and vehicles that the Company has entered into is $224,520.

     The Company requires $3 to $5 million to support strategic acquisitions and the current expansion plan. The financing plan is based on a $1.5 - $2.5 million equity investment in FY 2004 with the option for an additional $1.5 - $2.5 million investment in the form of a combination of equity and convertible debt for additional strategic acquisitions over the next 18 to 24 months. The Company will continue to pursue its expansion strategy prior to the completion of the current capital campaign within the limits of its operating funds. In addition, it continues to evaluate potential acquisitions and negotiate with several potential acquisition candidates.

     A substantial portion of the Company's investment capital will be used to finance the expansion of the Company's business in accordance with its acquisition strategy. To the extent that the proceeds are not used for acquisitions, such proceeds will be used for general corporate purposes and for working capital needs. The amount and timing of such uses will vary depending on the availability of acquisition opportunities. Pending such uses, the net proceeds will be invested in short-term investment grade securities.

     While the Company is not currently a party to any agreements with respect to any such acquisitions, it is possible that an agreement in principle or a definitive agreement as to one or more acquisitions will be executed prior to the completion of the current capital raising efforts. The capital requirements as stated will be sufficient to complete the Company's initial acquisition and expansion phase over the next 18-24 months. The Company may require additional investment capital in the future to support additional strategic acquisitions and further expansion initiatives.

RISK FACTORS

     Reliance on Key Management. The success of the Company depends upon the personal efforts and abilities Frank Goldstin, the Company's Chief Executive Officer, and other senior management of the Company. The Company's ability to operate successfully and manage its potential growth depends on its ability to attract and retain highly qualified technical, managerial, sales, marketing and financial personnel. The Company faces competition for qualified personnel in these areas. The Company cannot be certain that it will be able to attract and retain qualified personnel. The Company's key employees, including those with employment or consulting agreements, may voluntarily terminate their employment at any time. The loss of Mr. Goldstin or other key employees or the Company's inability to hire and retain additional qualified personnel in the future could have a material adverse effect on the Company's business and operations.

     Competition. The event production industry is highly competitive and fragmented. The Company competes in each of its markets with numerous national, regional and local event production companies, many of which have substantially greater financial, managerial and other resources than those presently available to the Company. No assurance can be given that the Company will be able to effectively compete with these other companies. In the event that the Company cannot effectively compete on a continuing basis, such inability to compete will have a material adverse effect on the companies business and operations.

     Need for Additional Financing. It is imperative that the Company raise capital to implement its business plan. The Company will require approximately $3 to $5 million of additional financing to implement its business plan. As of March 11, 2004, Starlight Holdings SA and Dutchess Corporation, two entities that are not affiliated with the company, have purchased an aggregate of 768,750 restricted shares of common stock in consideration for $615,000. The first of such purchases occurred on February 24, 2004. The company plans to use the proceeds from such investment for general working capital purposes. At this time, no other additional financing has been secured or identified. Without additional financing, the Company can continue its current operations. However, if the Company is unable to obtain debt and/or equity financing upon terms that management deems sufficiently favorable, or at all, it would have a materially adverse impact upon the Company's ability to pursue its expansion strategy. If the Company does not receive external financing, the Company will not be able to expand nationally or internationally which would be a limiting factor on the Company's growth. In the event that the Company does not receive external financing, the Company's growth plans will be reduced and the Company will focus on organic revenue growth by continuing to aggressively pursue business development opportunities and new client acquisitions through its current business structure.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations is based upon our audited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe there were no significant critical assumptions other than depreciation. With respect to depreciation, the actual lives of the Company's fixed assets could vary significantly from the lives used for depreciation in the financial statement presentation.

ITEM 7.  FINANCIAL STATEMENTS

     The  financial  statements  of  the  Company  as prepared by Pollard-Kelley
Auditing  Services,  Inc.  are  enclosed  herein.



Pollard-Kelley Auditing Services, Inc.
Auditing Services
3250 West Market St, Suite 307, Fairlawn, OH 44333 330-864-2265


The  Experiential  Agency,  Inc.
and  Subsidiary

We have audited the Consolidated Balance Sheet of The Experiential Agency, Inc. and subsidiary, as of December 31, 2003 and 2002 the related Consolidated Income Statement, Consolidated Statement of Stockholders' Equity, and Consolidated Statement of Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Audits include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referenced above present fairly, in all material respects, the financial position of The Experiential Agency, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles accepted in the United States of America.




Terance  L.  Kelley
January  23,  2004
Fairlawn,  Ohio


THE EXPERIENTIAL AGENCY
CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002


                                               2003        2002
                                            ----------  ----------
          ASSETS
Current Assets
     Cash                                  $ 306,500   $ 103,139
     Accounts receivable                     181,619     194,983
     Officer's loans receivable              319,129     292,728
                                            ----------  ----------
       Total Current Assets                  807,248     590,850

Fixed Assets
     Equipment                                74,936      74,936
     Furniture and fixtures                   48,978      48,978
                                            ----------  ----------
                                             123,914     123,914
     Less accumulated depreciation          (118,530)   (115,170)
                                            ----------  ----------
                                               5,384       8,744
                                            ----------  ----------

                                           $ 812,632   $ 599,594
                                            ==========  ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                      $  34,246   $  22,500
     Accrued payroll                          57,041      25,667
     Accrued taxes                            66,127      93,512
     Unearned revenue                              -     138,000
     Line of credit                          200,000      50,000
     Current portion of long term debt        83,652      78,981
                                            ----------  ----------
       Total Current Liabilities             441,066     408,660

Long-term Debt
     Note payable                            210,884     294,536


Stockholders' Equity
     Common stock                             52,600       1,000
     Additional paid in capital              448,400           -
     Retained deficit                        (90,318)   (104,602)
     Stock  subscription receivable         (250,000)          -
                                            ----------  ----------
                                             160,682    (103,602)
                                            ----------  ----------

                                           $ 812,632   $ 599,594
                                            ==========  ==========



See accompanying notes to financial statements.


THE EXPERIENTIAL AGENCY
CONSOLIDATED INCOME STATEMENT
For the Years Ended December 31, 2003 and 2002



                                                2003          2002
                                            ------------  ------------
Revenues
     Sales                                  $ 5,468,895   $ 3,616,552

Cost of goods sold
     Direst production costs                  3,388,816     2,326,406
                                            ------------  ------------

Gross profit                                  2,080,079     1,290,146

Administrative expense                        2,024,362     1,365,429
                                            ------------  ------------

Income from operations                           55,717       (75,283)

Other income and expenses
    Interest income                                (750)       (1,561)
    Other expenses                               42,183         1,416
                                            ------------  ------------
                                                 41,433          (145)
                                            ------------  ------------

Net Income (Loss)                           $    14,284   $   (75,138)
                                            ============  ============

Earnings (loss) per share                   $         -   $         -

Average shares outstanding                   37,383,336    35,987,003



See accompanying notes to financial statements.


THE EXPERIENTIAL AGENCY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2003 and 2002

                                                           Additional                Stock
                                     Common Stock           Paid-in   Retained   Subscription
                                        Shares    Amount    Capital    Deficit     Receivable     Total
                                     ----------  -------  ---------  ----------  ------------  ----------
Balance January 1, 2002                  1,000  $ 1,000  $      -   $ (29,464)  $         -   $ (28,464)

     Net loss                                -        -         -     (75,138)            -     (75,138)
                                     ----------  -------  ---------  ----------  ------------  ----------

Balance December 31, 2002                1,000    1,000         -    (104,602)            -    (103,602)

     Merger with Synreal Services    2,200,000    2,200    62,800     (65,000)            -           -
     Exchange of private Company's
       stock -net                    1,768,231      769      (769)          -             -           -
     Recapitalization                                 -   (65,000)     65,000             -           -

     13:1 forward stock split       47,630,772   47,631   (47,631)          -             -           -
     Subscription of stock           1,000,000    1,000   499,000           -      (250,000)    250,000
     Net income                              -        -         -      14,284             -      14,284
                                     ----------  -------  ---------  ----------  ------------  ----------

Balance December 31, 2003           52,600,003  $52,600  $448,400   $ (90,318)  $  (250,000)  $ 160,682
                                     ==========  =======  =========  ==========  ============  ==========


See accompanying notes to financial statements.


THE EXPERIENTIAL AGENCY
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2003 and 2002


                                                        2003        2002
                                                     ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss) for the year                 $  14,284   $ (75,138)
     Adjustments to reconcile net earnings to net
      cash provided (used) by operating activities:
       Depreciation                                     3,360       5,355
     Changes in Current assets and liabilities:
       Decrease in Accounts receivable                 13,364     241,244
       (Increase) Decrease in Officers loans          (26,402)    112,787
       Increase (decrease) in Accounts payable         11,746     (39,500)
       Increase in Accrued payroll                     31,375       1,041
       (Decrease) increase in Accrued taxes           (27,385)     70,012
       (Decrease) in Unearned revenue                (138,000)   (254,000)
                                                     ----------  ----------

NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                               (117,658)     61,801

CASH FLOWS FROM INVESTING ACTIVITIES                       -           -

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock                             250,000           -
     Increase in Line of credit                       250,000     535,000
     Payments on Line of credit                      (100,000)   (825,000)
     Increase in Long - term debt                           -     344,368
     Payments on Long - term debt                     (78,981)   (104,184)
                                                     ----------  ----------

       NET CASH USED BY
          FINANCING ACTIVITIES                        321,019     (49,816)
                                                     ----------  ----------

NET INCREASE (DECREASE) IN CASH                       203,361      11,985
CASH AT BEGINNING OF YEAR                             103,139      91,154
                                                     ----------  ----------
CASH AT END OF YEAR                                 $ 306,500   $ 103,139
                                                     ==========  ==========


See accompanying notes to financial statements.

                     THE EXPERIENTIAL AGENCY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

HISTORY
-------

The Company was incorporated on August 29, 1991 as Goldstin/Mercola Productions, Inc. in Illinois. On January 4, 1993 the name was changed to G/M Productions,
Inc. On December 4, 2003 the Company entered into an exchange agreement with Synreal Services Corp a publicly traded Nevada corporation. The exchange agreement resulted in the exchange of 1,769,231 newly is issued shares of Synreal common stock for all the outstanding shares of G/M Productions, Inc. In addition the shareholder of G/M Productions entered into a stock purchase agreement with the former officers and directors of Synreal whereby the shareholder acquired 1,000,000 shares of Synreal common stock. Synreal was a shell at the time of the acquisition and therefore the acquisition was treated as a reverse merger whereby the acquired company is treated as the acquiring company for accounting purposes. On December 9, 2003, the stockholders and directors of the Company passed two resolutions changing the Company's name to The Experiential Agency and authorizing a 13:1 forward stock split.

The consolidated financial statements include the accounts of The Experiential Agency, Nevada and G/M Productions, Inc., Illinois. All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company is a comprehensive event marketing, design and production firm with full service offices in Chicago, New York and Los Angles.

CASH  AND  CASH  EQUIVALENTS
----------------------------

For purposes of the statement of cash flows, the Company considers all short-term debt securities to be cash equivalents.

Cash  paid  during  the  years  for:
                              2003               2002
     Interest               $41,467            $33,726
     Income  taxes          $   -0-           $    -0-

                     THE EXPERIENTIAL AGENCY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED
------------------------------------------------------------------------

PROPERTY  AND  EQUIPMENT
------------------------

Property and equipment are carried at cost. Maintenance, repairs and renewals are expenses as incurred. Depreciation of property and equipment is provided for on 200% declining balance basis over their estimated useful lives as follows:

     Equipment                         5  years
     Furniture  and  fixtures          5  years

INCOME  TAXES
-------------

Before December 4, 2003 the date of the share exchange with Synreal the Company had elected to be taxed under the provisions of Sub-chapter S of the Internal Revenue Code. Under these provisions, the Company does not pay federal or state corporation taxes on its taxable income. Instead, the shareholders are liable for individual federal and state income taxes on the Company's taxable income. There are no differences in accounting for tax and book. After December 4, 2003 the Company is taxed as a Sub-chapter C corporation under the Internal Revenue Code. The stub period from December 4, 2003 through December 31, 2003 posted a small loss and therefore there is no tax provision at December 31, 2003.

USE  OF  ESTIMATES
------------------

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE  2  -  NOTES  PAYABLE
--------------------------

On December 1, 2003 the Company renewed its Line of Credit agreement with a bank. The note is for $200,000, is due on demand, and if no demand is made the outstanding balance is due April 4, 2004. Interest varies at 0.5% over the Prime Rate as published in the Wall Street Journal. The rate at December 31, 2003 was 4.5% and the balance outstanding was $200,000. The loan is secured by the Company's principal executive as well as the Company's receivables. In addition, the bank has the right of offset in all of the Company's accounts with the lender.

                     THE EXPERIENTIAL AGENCY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003

NOTE  2  -  NOTES  PAYABLE  -  CONTINUED
----------------------------------------

On May 1, 2002, the Company entered into a loan agreement with a local bank for $417,000. The initial interest rate on the loan was 5.25% that varies at 0.5% over the Wall Street Journal Prime Rate. The rate at December 31, 2003 was 4.5%. The loan calls for 60 monthly payments of $7,933 including interest. The loan is secured by the Company's principal executive as well as the Company's receivables. In addition, the bank has the right of offset in all of the Company's accounts with the lender. The balance due at December 31, 2003 was $294,536.

Total  Long-Term  debt  at  December  31  is  as  follows:

                                  2003               2002
     Long-term  debt            $294,536           $373,517
     Less  Current  portion      (83,652)           (78,981)
                                 -------            -------
     Long-term  debt            $210,884           $294,536
                                 ========           =======

Maturities  on  long-term  debt  at  December  31,  2003  are  as  follows:

          Year  ending  December  31,

                             2004                $83,652
                             2005                 87,495
                             2006                 91,514
                             2007                 31,875
                             2008                    -0-

NOTE  3  -  EQUITY
------------------

COMMON  STOCK
-------------

The Company had 100,000,000 and 1,000 common shares authorized and 52,600,003 and 1,000 shares issued and outstanding at December 31, 2003 and 2002 respectively. The December 31, 2003 shares outstanding reflects a forward stock split of 13:1 authorized by the stockholders and directors in their meeting on December 9, 2003. Par value per share was $.001 per share at December 31, 2003. The shares outstanding at December 31, 2002 were no par value.

The earnings per share computations for both years reflect the 13:1 forward stock split.

                     THE EXPERIENTIAL AGENCY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003

NOTE  3  -  EQUITY  -  CONTINUED
--------------------------------

STOCK  SUBSCRIPTION  RECEIVABLE
-------------------------------

The exchange agreement with Synreal called for two subscription agreements to be executed by two entities for the purchase of 1,000,000 shares of the Company's common stock for $500,000. $250,000 was paid with the subscription agreements and the balance due in 35 days. The shares subscribed to are to be post-forward split shares. At December 31, 2003 $250,000 was outstanding under this subscription agreement.

NOTE  4  -  RELATED  PARTIES
----------------------------

The Company has from time to time made advances to its principal stockholder and Chief Executive Officer. The advances are unsecured, and bear no interest. The total outstanding under this informal arrangement was $319,129 and 292,728 at December 31, 2003 and 2002 respectively.

NOTE  5  -  COMMITMENTS
-----------------------

On February 1, 2001 the Company entered into a seven-year lease agreement for office space in Chicago. The lease terminates March 31, 2008. Lease payments are on a sliding scale as follows:

          Period                  Monthly  Rent
          Year  1                    $11,032
          Year  2                    $11,319
          Year  3                    $11,614
          Year  4                    $11,918
          Years  5  &  6             $12,231
          Year  7                    $12,886

The lease is secured by an irrevocable line of credit for $64,381, which expires March 31, 2004.

On August 20, 2003 the Company entered into a five-year lease agreement for shared office space in New York. The lease terminates August 1, 2008. The lease calls for monthly payments of $1,250 per month.

                     THE EXPERIENTIAL AGENCY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003

NOTE  5  -  COMMITMENTS  -  CONTINUED
-------------------------------------

On March 31, 2003 the Company entered into an equipment lease with a finance company. The lease is for 36 months with monthly payments of $145.

On April 1, 2003 the Company entered into an equipment lease with a finance company. The lease is for 60 months with monthly payments of $1,383.

On September 18, 2003 the Company entered into an equipment lease with a finance company. The lease is for 36 months with monthly payments of $117.

On October 1, 2003 the Company entered into an equipment lease with a finance company. The lease is for 36 months with monthly payments of $83.

On November 20, 2001 the Company entered into a vehicle lease with a finance company. The lease is for 39 months with monthly payments of $1,099.

On March 2, 2002 the Company entered into a vehicle lease with a finance company. The lease is for 24 months with monthly payments of $1,994.

On May 30, 2002 the Company entered into a vehicle lease with a finance company. The lease is for 36 months with monthly payments of $2,483.

Future  minimum  payments  due  under  these  lease  agreements  are as follows:

                          2004                 $224,520
                          2005                 $195,881
                          2006                 $180,489
                          2007                 $183,608
                          2008                 $ 65,993

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective December 15, 2003, the client-auditor relationship between the Company and Clyde Bailey, P.C. an independent chartered accountant ("Bailey") ceased as the former accountant was dismissed. On that date, the Company engaged Pollard-Kelley Auditing Services, Inc., ("Kelley") as its principal independent public accountant. Bailey had served as the Company's auditor since inception on August 28, 2000.

     Kelley succeeded Bailey. Bailey audited the balance sheet of the Company as of December 31, 2001 and December 31, 2002 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows from August 28, 2000 (Inception) to December 31, 2002 and for the years ended December 31, 2001 and December 31, 2002. Bailey's report on the financial statements of the Company for the fiscal years ended December 31, 2001 and December 31, 2002 and any later interim period up to and including the date the relationship with Bailey ceased did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

     In connection with the audit of the Company's two most recent fiscal years ending December 31, 2002 and any later interim period, including the interim period up to and including the date the relationship with Bailey ceased, there had been no disagreements with Bailey on any matters of accounting principles or practices, financial statement disclosure of auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Bailey would have caused Bailey to make reference to the subject matter of the disagreement(s) in connection with its report on the Company's financial statements. Since the Company's incorporation on August 28, 2000, there have been no reportable events as defined in Item 301(a)(1)(v) of Regulation S-K.

     The Company authorized Bailey to respond fully to any inquiries of any new auditors hired by the Company relating to their engagement as the Company's independent accountant. The Company requested that Bailey review the disclosure and Bailey was given an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respect in which it did not agree with the statements made by the Company in the report on Form 8-K filed on December 15, 2003. Such letter was filed as an exhibit to such Form 8-K.

     The Company had not previously consulted with Kelley regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Bailey, the Company's previous independent accountant, as there were no such disagreements or an other reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K) from the Company's incorporation on August 28, 2000 through December 31, 2002 and any later interim period, including the interim period up to and including the date the relationship with Bailey ceased. Neither had the Company received any written or oral advice concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue. Kelley reviewed the disclosure required by Item 304(a) before it was filed with the Commission and was provided an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it did not agree with the statements made by the Company in response to Item 304(a). Kelley did not furnish a letter to the Commission.

ITEM 8A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"), has concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to him by others within those entities.

(b) Changes in internal control over financial reporting. There were no significant changes in the Company's internal control over financial reporting during the fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS


The Directors and Officers of the Company are as follows:

                                                               Served as a
 Name                   Age      Position                     Director Since:
 ----                   ---      --------                     ---------------
Frank Goldstin          36      Chief Executive Officer       December 2003
                                and Director

     Frank Goldstin founded GM Productions, Inc. He has served as the Company's CEO and as a Director since December 2003 after the Company acquired XA Productions, Inc. For the last 14 years Frank has been working with the nation's corporate elite. Under his direction, the Company provides a venue of discerning events uniquely designed to sell a product, market a corporate message or motivate clientele through the highly effective medium of special events. An expert in his craft, Goldstin has been a guest speaker at industry functions and interviewed by numerous publications including Chicago Magazine, Chicago Tribune, Chicago Sun Times, North Shore Magazine, Crain's Chicago Business, Continental Airlines Magazine, Tycoon, Special Events Magazine and Corporate and Incentive Travel. Mr. Goldstin also serves as a leading national event advisor, and he continues to make numerous guest segment appearances on television networks such as Bloomberg Television, MSNBC, CBS, ABC and NBC speaking about various event and corporate live marketing topics. Frank began his career as Director of Sales for the Weiman Entertainment Group.

     All Directors of the Company will hold office until the next annual meeting of the shareholders, and until their successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office at the pleasure of the Board.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons who own more than 10% of a class of the Company's equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish the Company with copies of all
Section  16(a)  forms  filed  by  such  reporting  persons.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file during fiscal 2003. Based on stockholder filings with the SEC, Frank Goldstin is subject to Section 16(a) filing requirements.

CODE OF ETHICS

     The Board of Directors adopted a Code of Ethics in February 2004, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact Frank Goldstin, Chief Executive Officer, 308 West Erie, Floor 2, Chicago, Illinois 60610, (312) 397-9100.

ITEM 10. EXECUTIVE COMPENSATION

     Compensation paid to Officers and Directors is set forth in the Summary Compensation Table below. The Company may reimburse its Officers and Directors for any and all out-of-pocket expenses incurred relating to the business of the Company.


      SUMMARY COMPENSATION TABLE

                                                        LONG-TERM COMPENSATION
                                                   ----------------------------------
                            ANNUAL COMPENSATION          AWARDS       PAYOUTS
                          -----------------------  ------------------ -------
                                                           SECURITIES
                                                            UNDERLY-
                                           OTHER     RE-      ING               ALL
                                           ANNUAL  STRICTED OPTIONS/           OTHER
NAME AND PRINCIPAL                         COMPEN-  STOCK     SARs     LTIP    COMPEN-
     POSITION       YEAR  SALARY   BONUS   SATION  AWARD(S) (NUMBER)  PAYOUTS  SATION
------------------  ----  -------  -----   ------  -------- --------  -------  ------
Frank Goldstin,     2003  $200,000   --      --       --       --        --      --
CEO and Director    2002  $40,000    --      --       --       --        --      --
                    2001  $165,000   --      --       --       --        --      --

Brian Chelin,       2003  $0.00      --      --       --       --        --      --
Former CEO and      2002  $0.00      --      --       --       --        --      --
Director            2001  $0.00      --      --       --       --        --      --

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information as of January 13, 2004, with respect to the beneficial ownership of the common stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of the common stock:



 Name and Address of                    Shares Owned            % of Class
 Beneficial Owner                      Beneficially(1)             Owned
-------------------                   ---------------           ---------
 Frank Goldstin                        33,120,009(2)               56.8%
 308 West Erie, Floor 2
 Chicago, Illinois 60610

 Joseph Wagner                          3,224,002                   5.5%
 308 West Erie, Floor 2
 Chicago, Illinois 60610

 All Officers and Directors            33,120,009(2)               56.8%
 as a Group (1 person)
--------------

     (1) The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the Securities and Exchange Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. As of March 1, 2004, there were 58,308,766 shares of common stock outstanding.

     (2) The number of shares owned by Frank Goldstin does not include the cancellation of 465,625 shares of the Company's common stock held by Mr.
Goldstin in consideration for the repayment of a loan to the Company in the principal amount of $355,000 plus accrued interest of $17,500, based on a conversion of $0.80 per share. The Company will cancel these share subsequent to the filing of this Form 10-KSB.

CHANGES IN CONTROL

     The Company does not anticipate any changes in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has from time to time made advances to Frank Goldstin, the Company's Chief Executive Officer. The advances were unsecured, and bore no interest. The total outstanding under these informal arrangements was $319,129 and 292,728 at December 31, 2003 and 2002, respectively.

     On March 11, 2004, the Company's Board of Directors approved a resolution to cancel 465,625 shares of the Company's common stock held by Frank Goldstin in consideration for the repayment of the loan to the Company in the principal amount of $355,000 plus accrued interest of $17,500, based on a conversion of $0.80 per share. The Company will cancel these share subsequent to the filing of this Form 10-KSB.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

         Exhibit No.           Description of Exhibit
         ----------            ----------------------
            2.1                Exchange Agreement                           (1)

            3.1                Articles of Incorporation                    (2)

            3.2                Articles of Amendment to Articles of
                               Incorporation                                (3)

            3.3                Bylaws                                       (3)

           16.1                Letter from Clyde Bailey, P.C.,
                               Chartered Accountants                        (4)

             31                Certificate of the Chief Executive
                               Officer and Chief Financial Officer
                               pursuant Section 302 of the Sarbanes-
                               Oxley Act of 2002                             *

             32                Certificate of the Chief Executive
                               Officer and Chief Financial Officer
                               pursuant to Section 906 of the Sarbanes-
                               Oxley Act of 2002                             *

(1) Filed as Exhibits 2.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on December 8, 2003, and incorporated herein by reference.

(2) Filed as Exhibits 3(i) and 3(ii) to the Company's Form 10-SB12G filed with the Securities and Exchange Commission on June 15, 2001, and incorporated herein by reference.

(3) Filed as Exhibit 3.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on February 2, 2004, and incorporated herein by reference.

(4) Filed as Exhibit 15.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on December 15, 2003, and incorporated herein by reference.

*    Filed  herein

     (b)  REPORTS ON FORM 8-K

The Company filed the following two reports on Form 8-K during the last quarter of the fiscal period covered by this report:

     (1) Form 8-K filed on December 8, 2003, to report a change in control, the acquisition of a significant amount of assets, the resignation and appointment of officers and directors, and the intent of a name change.

     (2) Form 8-K filed on December 15, 2003, to dismiss the former accountant and appoint a new principal independent public accountant.

The Company filed the following two reports on Form 8-K subsequent to the last quarter of the fiscal period covered by this report:

     (3) Form 8-K filed on February 2. 2004, to report an amendment to the articles of incorporation regarding a name change, a forward stock split and a new trading symbol for the Company's common stock.

     (4) Form 8-K/A filed on February 5, 2004, to amend the Form 8-K filed on December 8, 2003, to report audited financial information of The Experiential Agency, Inc. The Company provided an audited consolidated balance sheet of The Experiential Agency, Inc. as of December 31, 2003 and 2002, and the related consolidated income statement, consolidated statement of stockholders' equity, and consolidated statement of cash flows for the years then ended. The Company also provided an unaudited pro-forma consolidated balance sheet as of September 30, 2003 and an unaudited pro-forma consolidated income statement for the nine months then ended.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     The aggregate fees billed for each of the fiscal years ended December 31, 2003 and 2002 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements was $8,500 and $9,500, respectively. The aggregate fees billed for each of the fiscal years ended December 31, 2003 and 2002 for professional services rendered by the principal accountant for review of the financial statements included in the registrant's Form 10-QSB or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $10,500 and $9,500, respectively.

AUDIT RELATED FEES

None

TAX FEES

None

ALL OTHER FEES

     The aggregate fees billed for each of the fiscal years ended December 31, 2003 and 2002 for products and services provided by the principal accountant, other than the services reported above was $0 and $0, respectively.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            THE EXPERIENTIAL AGENCY, INC.

DATED: March 22, 2004                    By: /s/ Frank Goldstin
                                             ------------------------
                                             Frank Goldstin
                                             Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                       TITLE                         DATE

/s/ Frank Goldstin         Chief Executive Officer       March 22, 2004
----------------------     and Director
Frank Goldstin             (Principal Executive Officer)


/s/ Frank Goldstin         Chief Financial Officer       March 22, 2004
----------------------     and Director
Frank Goldstin             (Principal Financial Officer)

EXHIBIT 31


                                  CERTIFICATION

I, Frank Goldstin, certify that:

     1. I have reviewed this annual report on Form 10-KSB of The Experiential Agency, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

          b) Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238;

          c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  March 22, 2004


                                   By: /s/Frank Goldstin
                                   -------------------------------
                                   Frank Goldstin,
                                   Chief Executive Officer and
                                   Principal Financial Officer

EXHIBIT 32


     CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     I, Frank Goldstin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of The Experiential Agency, Inc. on Form 10-KSB for the fiscal year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of The Experiential Agency, Inc.


                                     By:/s/ Frank Goldstin
                                     --------------------------
                                     Name:  Frank Goldstin
                                     Title: Chief Executive Officer and
                                     Principal Financial Officer

March 22, 2004