Form 10QSB
period 2004-03-31
EXPERIENTIAL AGENCY INC
filed 2004-05-17
CIK 1132034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

               For the transition period from           to
                                              ---------    -----------

                        Commission file number 000-32885


                          THE EXPERIENTIAL AGENCY, INC.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)


            NEVADA                                      88-0471263
----------------------------------         ---------------------------------
  (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)


                308 West Erie, Floor 2, Chicago, Illinois 60610
              -----------------------------------------------------
                    (Address of principal executive offices)


                                 (312) 397-9100
                                 --------------
                        (Registrant's telephone number)


                                      N/A
                                 --------------
                            (Former name and address)


     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 14, 2004, 58,233,766 shares of Common Stock of the issuer were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS


Pollard-Kelley Auditing Services, Inc.
Auditing Services
3250 West Market St, Suite 307, Fairlawn, OH 44333 330-864-2265



               Report of Independent Certified Public Accountants



Board  of  Directors
The  Experiential  Agency,  Inc.
and  Subsidiary

We have reviewed the accompanying consolidated balance sheets of The Experiential Agency, Inc. and Subsidiary as of March 31, 2004 and 2003 and the related consolidated statements of income, stockholders' equity, and cash flows for the three months then ended, and year to date, in accordance with standards established by the American Institute of Certified Public Accountants All information included in these financial statements is the representation of the management of The Experiential Agency, Inc. and Subsidiary.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the object of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the March 31, 2004 and 2003 financial statements in order for them to be in conformity with generally accepted accounting principles accepted in the United States of America.

Pollard-Kelley  Auditing  Services,  Inc.



Terance  L  Kelley
Certified  Public  Accountant
May  13,  2004
Fairlawn,  Ohio


THE EXPERIENTIAL AGENCY
CONSOLIDATED BALANCE SHEETS
March 31, 2004 and 2003

                                            2004         2003
                                         -----------  ----------
     ASSETS
Current Assets
  Cash                                   $  452,752   $ 124,750
  Accounts receivable                     1,008,310     132,000
  Officer's loans receivable                  1,409     322,528
                                         -----------  ----------
       Total Current Assets               1,462,471     579,278
Fixed Assets
  Equipment                                  91,821      74,936
  Furniture and fixtures                     42,175      48,978
                                         -----------  ----------
                                            133,996     123,914
  Less accumulated depreciation            (119,574)   (116,010)
                                         -----------  ----------
                                             14,422       7,904
Other Assets
  Deposits                                   10,197           -
                                         -----------  ----------
                                         $1,487,090   $ 587,182
                                         ===========  ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                       $  204,210   $  60,530
  Accrued payroll                            57,958      25,667
  Withheld and accrued taxes                286,379     147,870
  Line of credit                            200,000     100,000
  Current portion of long term debt          83,652      78,981
                                         -----------  ----------
       Total Current Liabilities            832,199     413,048
Long-term Debt
  Note payable                              190,362     274,537
Stockholders' Equity
  Common stock                               58,665       1,000
  Additional paid in capital                563,275           -
  Retained income (deficit)                 215,089    (101,403)
  Treasury stock                           (372,500)          -
  Stock  subscription receivable                  -           -
                                         -----------  ----------
                                            464,529    (100,403)
                                         -----------  ----------
                                         $1,487,090   $ 587,182
                                         ===========  ==========


See accompanying notes to financial statements.


THE EXPERIENTIAL AGENCY
CONSOLIDATED INCOME STATEMENT
For the Quarters Ended March 31, 2004 and 2003


                            Quarter Ended    Year to  Quarter Ended  Year to
                               March 31,       Date      March 31,    Date
                                 2004          2004        2003       2003
                             ------------  ------------  ---------  ---------
Revenues
  Sales                      $ 2,574,235   $ 2,574,235   $996,417   $996,417

Cost of goods sold
  Direst production costs      1,241,650     1,241,650    655,935    655,935
                             ------------  ------------  ---------  ---------

Gross profit                   1,332,585     1,332,585    340,482    340,482

Administrative expenses
  Administrative                 859,440       859,440    332,529    332,529
                             ------------  ------------  ---------  ---------

Income from operations           473,145       473,145      7,953      7,953

Other income and expenses
  Other income                    57,424        57,424        291        291
  Other expenses                  (6,106)       (6,106)    (5,045)    (5,045)
                             ------------  ------------  ---------  ---------
                                  51,318        51,318     (4,754)    (4,754)
                             ------------  ------------  ---------  ---------
Income before taxes              524,463       524,463      3,199      3,199
                             ------------  ------------  ---------  ---------

Tax provisions
  Tax provisions                 219,056       219,056          -          -
                             ------------  ------------  ---------  ---------

Net Income (Loss)            $   305,407   $   305,407   $  3,199   $  3,199
                             ============  ============  =========  =========

Earnings (loss) per share    $      0.01   $      0.01

Average shares outstanding    54,900,309    54,900,309



See accompanying notes to financial statements.


THE EXPERIENTIAL AGENCY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period Ended March 31, 2004

                                                          Additional                             Stock
                                  Common Stock              Paid-in   Retained     Treasury   Subscription
                                      Shares     Amount     Capital    Deficit      Stock      Receivable     Total
                                    ----------  ---------  ---------  ----------  ----------  ------------  ----------
Balance January 1, 2002                  1,000  $  1,000   $      -   $ (29,464)  $       -   $         -   $ (28,464)

  Net loss                                   -         -          -     (75,138)          -             -     (75,138)
                                    ----------  ---------  ---------  ----------  ----------  ------------  ----------

Balance December 31, 2002                1,000     1,000          -    (104,602)          -             -    (103,602)

  Merger with Synreal Services       2,200,000     2,200     62,800     (65,000)          -             -           -
     Exchange of private Company's
       stock -net                    1,768,231       769       (769)          -           -             -           -
     Recapitalization                        -   (65,000)    65,000           -           -             -

  13:1 forward stock split          47,630,772    47,631    (47,631)          -           -             -           -
  Sale of stock                      1,000,000     1,000    499,000           -           -      (250,000)    250,000
  Net income                                 -         -          -      14,284           -             -      14,284
                                    ----------  ---------  ---------  ----------  ----------  ------------  ----------
Balance December 31, 2003           52,600,003    52,600    448,400     (90,318)          -      (250,000)    160,682

  Collection of stock subscription           -         -          -           -           -       250,000     250,000
  Shares issue for services          5,940,000     5,940          -           -           -             -       5,940
  Sale of stock                        125,000       125    114,875           -           -             -     115,000
  Treasury stock acquired                    -         -          -           -    (372,500)            -    (372,500)
  Net income                                 -         -          -     305,407           -             -     305,407
                                    ----------  ---------  ---------  ----------  ----------  ------------  ----------
                                    58,665,003  $ 58,665   $563,275   $ 215,089   $(372,500)  $         -   $ 464,529
                                    ==========  =========  =========  ==========  ==========  ============  ==========


See accompanying notes to financial statements.


THE EXPERIENTIAL AGENCY
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Quarters Ended March 31, 2004 and 2003


                                                 Quarter Ended   Year to  Quarter Ended  Year to
                                                    March 31,     Date      March 31,     Date
                                                      2004        2004        2003        2003
                                                   ----------  ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income for the quarter                       $ 305,407   $ 305,407   $   3,199   $   3,199
  Adjustments to reconcile net earnings to net
    cash provided (used) by operating activities:
      Depreciation                                     1,044       1,044         840         840
      Stock for services                               5,940       5,940           -           -
    Changes in Current assets and liabilities:
      (Increase) Decrease in Accounts receivable    (826,691)   (826,691)     62,983      62,983
      (Increase) Decrease in Officers loans          (54,780)    (54,780)    (29,800)    (29,800)
      Increase (decrease) in Accounts payable        169,964     169,964      38,030      38,030
      Increase in Accrued payroll                        917         917           -           -
      Increase in Withheld and accrued taxes         220,252     220,252      54,358      54,358
      (Decrease) in Unearned revenue                       -           -    (138,000)   (138,000)
                                                   ----------  ----------  ----------  ----------
      NET CASH PROVIDED (USED) BY
            OPERATING ACTIVITIES                    (177,947)   (177,947)     (8,390)     (8,390)

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of Fixed assets                      (10,082)    (10,082)          -           -
       Increase in Deposits                          (10,197)    (10,197)          -           -
                                                   ----------  ----------  ----------  ----------
       NET CASH (USED) BY INVESTING
            ACTIVITIES                               (20,279)    (20,279)          -           -

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                               115,000     115,000           -           -
  Collection of Subscription receivable              250,000     250,000           -           -
  Increase in Line of credit                               -           -      50,000      50,000
  Payments on Line of credit                               -           -           -           -
  Increase in Long - term debt                             -           -           -           -
  Payments on Long - term debt                       (20,522)    (20,522)    (19,999)    (19,999)
                                                   ----------  ----------  ----------  ----------
      NET CASH USED BY
            FINANCING ACTIVITIES                     344,478     344,478      30,001      30,001
                                                   ----------  ----------  ----------  ----------

NET INCREASE (DECREASE) IN CASH                      146,252     146,252      21,611      21,611
CASH AT BEGINNING OF YEAR                            306,500     306,500     103,139     103,139
                                                   ----------  ----------  ----------  ----------
CASH AT END OF YEAR                                $ 452,752   $ 452,752   $ 124,750   $ 124,750
                                                   ==========  ==========  ==========  ==========


See accompanying notes to financial statements.

                     THE EXPERIENTIAL AGENCY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2004

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

     On February 24, 2004 the Director of the Company issued 1,150,000 shares of common stock to two entities as finder's fee in consideration for services provided to the Company in connection with the reverse merger. Also on that date the Director issued 4,790,000 shares to employees in consideration for services they have provided to the Company.

     On March 11, 2004 the Company entered into a stock subscription agreement for the sale of 125,000 shares for $100,000. This agreement was completed by March 31, 2004. In addition the subscription agreement entered into at the time of the Synreal merger provided an additional $15,000 in additional paid in capital in the first quarter of 2004.

     The consolidated financial statements include the accounts of The Experiential Agency, Nevada and G/M Productions, Inc., Illinois. All significant inter-company accounts and transactions have been eliminated in consolidation.

     The Company is a comprehensive event marketing, design and production firm with full service offices in Chicago, New York and Los Angeles.

                     THE EXPERIENTIAL AGENCY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2004

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED
------------------------------------------------------------------------

CASH  AND  CASH  EQUIVALENTS
----------------------------

For purposes of the statement of cash flows, the Company considers all short-term debt securities to be cash equivalents.

Cash  paid  during  the  years  for:
                              2004               2003
     Interest               $  6,106           $  5,949
     Income  taxes          $    -0-           $    -0-

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

The  estimated  tax  provision  at  March  31,  2004  consists of the following:

               Federal                    $180,337
               State                        38,719
                                            ------
                    Total                 $219,056

                     THE EXPERIENTIAL AGENCY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2004

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED
------------------------------------------------------------------------

USE  OF  ESTIMATES
------------------

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE  2  -  NOTES  PAYABLE
--------------------------

     On December 1, 2003 the Company renewed its Line of Credit agreement with a bank. The note is for $200,000, is due on demand, and if no demand is made the outstanding balance is due April 4, 2004. Interest varies at 0.5% over the Prime Rate as published in the Wall Street Journal. The rate at December 31, 2003 was 4.5% and the balance outstanding was $200,000. The loan is unsecured.

     On May 1, 2002, the Company entered into a loan agreement with a local bank for $417,000. The initial interest rate on the loan was 5.25% that varies at 0.5% over the Wall Street Journal Prime Rate. The rate at December 31, 2003 was 4.5%. The loan calls for 60 monthly payments of $7,933 including interest. The loan is unsecured, however the bank has the right of offset in all the Company's accounts with the lender. The balance due at March 31, 2004 was $274,014.

Total  Long-Term  debt  at  March  31  is  as  follows:

                                      2004               2003
     Long-term  debt                 $274,014          $353,518
     Less  Current  portion           (83,652)          (78,981)
                                     --------          --------
     Long-term  debt                 $190,362          $274,537
                                     ========          ========

Maturities  on  long-term  debt  at  December  31,  2003  are  as  follows:

          Year  ending  December  31,
                      2004               $83,652
                      2005                87,495
                      2006                91,514
                      2007                31,875
                      2008                   -0-

                     THE EXPERIENTIAL AGENCY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2004

NOTE  3  -  EQUITY
------------------

COMMON  STOCK
-------------

     The Company had 100,000,000 and 1,000 common shares authorized and 58,665,003 and 1,000 shares issued and outstanding at March 31, 2004 and 2003 respectively. Par value per share was $.001 per share at March 31, 2004. The shares outstanding at March 31, 2003 were no par value.

STOCK  SUBSCRIPTION  RECEIVABLE
-------------------------------

     The exchange agreement with Synreal called for two subscription agreements to be executed by two entities for the purchase of 1,000,000 shares of the Company's common stock for $500,000. $250,000 was paid with the subscription agreements and the balance due in 35 days and was paid in full at March 31, 2004.

TREASURY  STOCK
---------------

     On March 11, 2004 the majority shareholder of the Company surrendered 465,625 shares of common stock in satisfaction of $372,500 of the officer's receivable. It is the intention of the Company to cancel these shares but this had not been accomplished at March 31, 2004. Accordingly, the earnings per share has been computed as if these shares were cancelled, while the shareholders' equity still shows the share outstanding.

NOTE  4  -  RELATED  PARTIES
----------------------------

     The Company has from time to time made advances to its principal stockholder and Chief Executive Officer. The advances are unsecured, and bear no interest. The total outstanding under this informal arrangement was $1,409 and $322,528 at March 31, 2004 and 2003 respectively.

NOTE  5  -  COMMITMENTS
-----------------------

     On February 1, 2001 the Company entered into a seven-year lease agreement for office space in Chicago. The lease terminates March 31, 2008. Lease payments are on a sliding scale as follows:

                     THE EXPERIENTIAL AGENCY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2004

NOTE 5 - COMMITMENTS - CONTINUED
--------------------------------

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

On January 1, 2004 the Company entered into a sublease agreement for a portion of its space in Chicago. The sublease lasts for one year with month income of $1,250 a month.

On January 14, 2004 the Company entered into a vehicle lease with a finance company. The lease is for 24 months with monthly payment of $1,965.

                     THE EXPERIENTIAL AGENCY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2004

NOTE 5 - COMMITMENTS - CONTINUED
--------------------------------

     On January 15, 2004 the Company entered into a four year and seven month shared office space in Los Angles. The lease begins May 1, 2004 and has an option for one 60 month extension. The Company's portion of the monthly rent is $1,700 per month.

     On February 10, 2004 the Company entered into a vehicle lease with a finance company. The lease is for 36 months with a monthly payment of $1,956.

Future  minimum  payments  due  under  these  lease  agreements  are as follows:

2004     $267,266
2005     $262,383
2006     $224,361
2007     $205,964
2008     $ 84,693

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH ON THE FORWARD LOOKING STATEMENTS AS A RESULT OF THE RISKS SET FORTH IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, GENERAL ECONOMIC CONDITIONS, AND CHANGES IN THE ASSUMPTIONS USED IN MAKING SUCH FORWARD LOOKING STATEMENTS.

OVERVIEW

     The Experiential Agency, Inc. (the "Company") was originally incorporated in Nevada as Synreal Services Corp. ("Synreal") on August 28, 2000. On December 4, 2003, Synreal, The Experiential Agency, Inc., formerly G/M Productions, Inc., an Illinois corporation (hereinafter "XA") and the former G/M Shareholders entered into an Exchange Agreement (the "Exchange" or "Acquisition") whereby XA became a wholly-owned subsidiary of the Company and control of the Company shifted to the former G/M Shareholders. G/M Productions, Inc., which was incorporated on August 29, 1991 as Goldstin/Mercola Productions, Inc. in Illinois. On January 4, 1993 Goldstin/Mercola Productions, Inc. changed its name to G/M Productions, Inc. and thereafter changed its name to The Experiential Agency, Inc., an Illinois corporation.

     The exchange agreement resulted in the exchange of 1,769,231 newly issued pre-split shares of Synreal common stock for all of the outstanding shares of XA. In addition, a shareholder of XA entered into a stock purchase agreement with the former officers and directors of Synreal whereby the shareholder acquired 1,000,000 pre-split shares of Synreal common stock. Synreal was a shell at the time of the acquisition and therefore the acquisition was treated as a reverse merger whereby the acquired company is treated as the acquiring company for accounting purposes. On December 9, 2003, the stockholders and directors of the Company passed two resolutions changing the Company's name to The Experiential Agency, a Nevada corporation, and authorizing a 13:1 forward stock split.

     The Company expects to expand its operations during 2004 and onwards. These projections are based on the following critical assumptions:

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

     Sales revenue for the quarter ended March 31, 2004 increased $1,577,818 (or 158%) to $2,574,235 as compared to $996,417 for the quarter ended March 31, 2003. The increase in sales revenue was due to new clients acquired in the New York and Los Angeles markets and additional projects with XA's current clients.

     Cost of goods sold as a percentage of revenue for the quarter ended March 31, 2004 decreased to (48%) of gross revenue at $1,241,650 as compared to (66%) of gross revenue at $655,935 for the quarter ended March 31, 2003. The decrease in cost of goods sold as a percentage of revenue was due to the increased efficiencies of XA's operations through centralized budget oversight and improved job costing.

     Gross profit increased $992,103 or 291% from $340,482 for the three months ended March 31, 2003 to $1,332,585 for the three months ended March 31, 2004. Gross profit as a percentage of sales ("gross profit margin") increased to 52% for the quarter ended March 31, 2004 from 34% for the quarter ended March 31, 2003. The increase in gross profit margin was due to the 158% increase in sales revenue and the decrease in cost of goods sold as a percentage of revenue.

     Administrative expense was $859,440 and $332,529 for the quarters ended March 31, 2004 and 2003, respectively. The increase in administrative expense was due to the Company's expansion and preparation for completing strategic acquisitions.

     Income from operations increased $465,192 or 58% from $7,953 for the three months ended March 31, 2003 to $473,145 for the three months ended March 31, 2004.

     Other income was $51,318 for the quarter ended March 31, 2004, as compared to other expense of $4,754 for the quarter ended March 31, 2003.

     Income before taxes increased from $3,199 for the three months ended March 31, 2003 to $524,463 for the three months ended March 31, 2004, an increase of $521,264 or 16,294%.

     Tax provision was $219,056 for the three months ended March 31, 2004 compared to no tax provision for the three months ended March 31, 2003.

     Net income increased from $3,199 for the three months ended March 31, 2003 to $305,407 for the three months ended March 31, 2004, an increase of $302,208 or 9,446%. Net income per share was $.01 for the three months ended March 31, 2004.

     As of March 31, 2004, the Company had retained earnings of $215,089 as compared to an accumulated deficit of $101,403 as of March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2004, the Company's cash totaled $452,752, current assets were $1,462,471, and working capital was $630,272. Accounts receivable at March 31, 2004 were $1,008,310. As of March 31, 2004 and 2003, the Company had
advanced $1,409 and $322,528, respectively, to its chief executive officer, sole director and principal shareholder, Frank Goldstin. The advances are unsecured and bear no interest. On March 11, 2004, the Company's Board of Directors approved a resolution to cancel 465,625 shares of the Company's common stock held by Mr. Goldstin in consideration for repayment of the principal sum of the advances then outstanding as the advances were non-interest bearing. As of the date of cancellation, the principal amount outstanding was $367,500. The Company cancelled the shares at $0.80 per share.

     As of March 31, 2004, the Company's accrued liabilities totaled $548,547, consisting of accounts payable of $204,210, accrued payroll of $57,958 and accrued taxes of $286,379. The Company also had $200,000 outstanding under its line of credit and $83,652 currently due on its long-term note payable. Total current liabilities were $832,199 as of March 31, 2004.

     Net working capital was $630,272 at March 31, 2004. The ratio of current assets to current liabilities was 1.76.

     The Company had a net increase in cash of $146,252 and $21,611 for the quarters ended March 31, 2004 and 2003, respectively. Cash flows from financing activities represented the Company's principal source of cash during the quarters ended March 31, 2004 and 2003. Cash flows from financing activities during the quarter ended March 31, 2004 were $344,478 and resulted primarily from the sale of common stock for $115,000 and an increase of $250,000 due to the collection of a subscription receivable. These increases were offset by a $20,522 payment on long-term debt. Cash flows from financing activities during the quarter ended March 31, 2003 were $30,001 and resulted primarily from a 50,000 increase in the line of credit and an decrease of $19,999 due to the payment of long-term debt.

     The Company has a $200,000 line of credit payable on demand. The interest rate varies at 0.5% over the Prime Rate as published in the Wall Street Journal (the "Prime Rate"). As of March 31, 2004, $200,000 was outstanding under the line of credit as compared to $100,000 as of March 31, 2003. The Company renewed the line of credit at the end of April 2004. The Company also has a $274,014 note payable that matures on June 30, 2007. The interest rate is 5.25% that varies at 0.5% over the Prime Rate.

     Accounts payable increased $169,964 in the quarter ended March 31, 2004, as compared to an increase of $38,030 in the quarter ended march 31, 2003. Income taxes payable increased $220,252 in the quarter ended March 31, 2004, as compared to an increase of $54,358 in the quarter ended march 31, 2003.
Accounts receivable decreased by $826,691 during the quarter ended March 31, 2004, as compared to an increase of $62,983 during the quarter ended March 31, 2003. Officer's loans decreased by $54,780 during the quarter ended March 31, 2003 as compared to a decrease in officers loans of $29,800 during the quarter ended March 31, 2002, resulting in cash increases. Primarily as a result of these factors, the Company had negative cash flow from operating activities of $177,947 during the quarter ended March 31, 2004, and negative cash flow from operating activities of $8,390 during the quarter ended March 31, 2003.

     The Company did not have any cash flow from investing activities during the quarter ended March 31, 2003 as compared to net cash used by investing activities of $20,279 for the three months ended March 31, 2004 which were attributable to the purchase of fixed assets of $10,082 and an increase in deposits of $10,197. The Company uses its cash reserves for working capital and other cash commitments.

     The Company requires $3 to $5 million to support strategic acquisitions and the current expansion plan. The financing plan is based on a $1.5 - $2.5 million equity investment in FY 2004 with the option for an additional $1.5 - $2.5 million investment in the form of a combination of equity and convertible debt for additional strategic acquisitions over the next 18 to 24 months. The Company will continue to pursue its expansion strategy prior to the completion of the current capital campaign within the limits of its operating funds. In addition, it continues to evaluate potential acquisitions and negotiate with several potential acquisition candidates. The Company has no commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its expansion plans. Any additional financing may involve dilution to the Company's then-existing shareholders.

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

     While the Company is not currently a party to any agreements with respect to any such acquisitions, other than a letter of intent discussed below in Item
5. it is possible that an agreement in principle or a definitive agreement as to one or more acquisitions will be executed prior to the completion of the current capital raising efforts. The capital requirements as stated will be sufficient to complete the Company's initial acquisition and expansion phase over the next 18-24 months. The Company may require additional investment capital in the future to support additional strategic acquisitions and further expansion initiatives.

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

     IF THERE'S A MARKET FOR OUR COMMON STOCK, OUR STOCK PRICE MAY BE VOLATILE. If there's a market for our common stock, we anticipate that such market would be subject to wide fluctuations in response to several factors, including, but not limited to:

     (1)     actual or anticipated variations in our results of operations;
     (2)     our ability or inability to generate new revenues;
     (3)     increased competition; and
     (4)     conditions and trends in the natural gas industry.

Further, because our common stock is traded on the NASD over the counter bulletin board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

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

ITEM 3.   CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is 1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and 2) accumulated and communicated to him as appropriate to allow timely decisions regarding required disclosure..

     (b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not aware of any pending legal proceeding to which it is a party or to which its property is the subject of a pending legal proceeding.

ITEM 2.  CHANGES IN SECURITIES

     (a) Effective February 2, 2004, the Company affected a 13:1 forward stock split, and reauthorized One Hundred Million (100,000,000) shares of common stock with a par value of $0.001 per share. As a result of the name change, the Company's common stock will trade under the new stock symbol "EXAG" beginning on Monday, February 2, 2004. On December 11, 2003, the Company filed articles of amendment with the Nevada Secretary of State to amend its articles as mentioned above. The number of shares of the Company outstanding at the time of the adoption of the foregoing was 51,600,000 post-split shares and the number of shares entitled to vote thereon was the same. The number of shares consenting to the action was 36,000,003 post--split shares. The shareholders consenting to the action represented a majority of the issued and outstanding shares.

     (c) In February 2004, the Company issued an aggregate of 575,000 shares of its common stock, $.001 par value per share which were not registered under the Securities Act of 1933, as amended (the "Act"), as payment for a finder's fee in consideration for services that they provided to the Company regarding the Acquisition. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

     Also in February 2004, the Company issued an aggregate of 4,790,000 shares of its common stock, $.001 par value per share which were not registered under the Act to its employees for services that they provided to the Company. The Company claims the exemption from registration afforded by Rule 506 of Regulation D under the Act.

     In February and March 2004, the Company has authorized the issuance of an aggregate of 768,750 shares of its common stock, $.001 par value per share which were not registered under the Act to two unaffiliated entities in exchange for $615,000. As of the date of this report, 125,000 shares have not been issued. The Company claims an exemption from registration afforded by
Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

     In April 2004, the Company issued 50,000 shares of its common stock, $.001 par value per share which were not registered under the Act to an individual not affiliated with the Company in exchange for $50,000. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

     (e) On March 11, 2004, the Company's Board of Directors approved a resolution to cancel 465,625 shares of the Company's common stock held by Mr. Goldstin in consideration for repayment of the principal sum of the advances then outstanding and all interest accrued thereon. As of the date of cancellation, the principal amount outstanding was $367,500. The Company cancelled the shares at $0.80 per share.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

In April 2004, the Company executed a letter of intent to acquire N5R, a national digital marketing company based in Toronto, Ontario. If the Company is successful with its acquisition, it will enable the Company to enter into the digital marketing industry.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)     Exhibits

     Exhibit No.          Description

     31             Certificate of the Chief Executive
                    Officer and Principal Financial Officer
                    pursuant to Section 302 of the Sarbanes-
                    Oxley Act of 2002                         *

     32             Certificate of the Chief Executive
                    Officer and Principal Financial Officer
                    pursuant to Section 906 of the Sarbanes-
                    Oxley Act of 2002                         *

* Filed Herein.

b)     REPORTS ON FORM 8-K

The Company filed the following two reports on Form 8-K during the quarter for which this report is filed:

    (1) Form 8-K filed on February 2, 2004, to report an amendment to the articles of incorporation regarding a name change, a forward stock split and a new trading symbol for the Company's common stock.

    (2) Form 8-K/A filed on February 5, 2004, to amend the Form 8-K filed on December 8, 2003, to report audited financial information of The Experiential Agency, Inc. The Company provided an audited consolidated balance sheet of The Experiential Agency, Inc. as of December 31, 2003 and 2002, and the related consolidated income statement, consolidated statement of stockholders' equity, and consolidated statement of cash flows for the years then ended. The Company also provided an unaudited pro-forma consolidated balance sheet as of September 30, 2003 and an unaudited pro-forma consolidated income statement for the nine months then ended.

    (3) Form 8-K filed on March 11, 2004, to report the sale of unregistered securities to two unaffiliated entities.

The Company filed the following report on Form 8-K subsequent to the quarter for which this report is filed:

    (4) Form 8-K filed on April 30, 2004, to report the issuance of a press release forecasting the Company's financial results for the first quarter ended March 31, 2004.


                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      THE EXPERIENTIAL AGENCY, INC.

DATED: May 17, 2004                    By: /s/ Frank Goldstin
                                             ------------------------
                                             Frank Goldstin
                                             Chief Executive Officer and
                                             Principal Financial Officer

                                   EXHIBIT 31

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Frank Goldstin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of The Experiential Agency, Inc.

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

4. As the small business issuer's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

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

     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: May 17, 2004


                                   By: /s/ Frank Goldstin
                                   -------------------------------
                                   Frank Goldstin,
                                   Chief Executive Officer and
                                   Principal Financial Officer

                                   EXHIBIT 32

     CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, Frank Goldstin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of The Experiential Agency, Inc. on Form 10-QSB for the quarterly period ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of The Experiential Agency, Inc.

Date: May 17, 2004

                                   By: /s/ Frank Goldstin
                                       -------------------------------
                                       Frank Goldstin,
                                       Chief Executive Officer and
                                       Principal Financial Officer