Form 10QSB
period 2004-06-30
EXPERIENTIAL AGENCY INC
filed 2004-08-16
CIK 1132034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For  the  quarterly  period  ended  June  30,  2004

[ ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

               For  the  transition  period  from           to

               Commission  file  number  000-32885


                          THE EXPERIENTIAL AGENCY, INC.
            ---------------------------------------------------------
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

As of August 16, 2004, 64,894,391 shares of Common Stock of the issuer were outstanding.

                          PART I. FINANCIAL INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS



Pollard-Kelley Auditing Services, Inc.
Auditing Services
3250 West Market St, Suite 307, Fairlawn, OH 44333 330-864-2265



               Report of Independent Certified Public Accountants



Board  of  Directors
The  Experiential  Agency,  Inc.
and  Subsidiary

We have reviewed the accompanying consolidated balance sheets of The Experiential Agency, Inc. and Subsidiary as of June 30, 2004 and 2003 and the related consolidated statements of income, stockholders' equity, and cash flows for the three-month and six-month periods then ended. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with the standards of the Public Company Accounting Oversight Board, the object of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles accepted in the United States of America.

Pollard-Kelley  Auditing  Services,  Inc.



Terance  L  Kelley
Certified  Public  Accountant
August  12,  2004
Fairlawn,  Ohio


THE EXPERIENTIAL AGENCY
CONSOLIDATED BALANCE SHEETS
June 30, 2004 and 2003

                                            2004         2003
                                         -----------  ----------
  ASSETS
Current Assets
  Cash                                   $1,560,735   $ 221,716
  Accounts receivable                     1,271,519     242,817
  Officer's loans receivable                 30,740     390,143
                                         -----------  ----------
       Total Current Assets               2,862,994     854,676
Fixed Assets
  Equipment                                  98,625      74,936
  Furniture and fixtures                     42,175      48,978
                                         -----------  ----------
                                            140,800     123,914
  Less accumulated depreciation            (120,797)   (116,850)
                                         -----------  ----------
                                             20,003       7,064
Other Assets
  Discount on Convertible Notes Payable     266,013           -
  Deposits                                   38,965       6,053
                                         -----------  ----------
                                            304,978       6,053
                                         -----------  ----------

                                         $3,187,975   $ 867,793
                                         ===========  ==========
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                       $  286,570   $ 132,633
  Accrued payroll                            67,512      29,541
  Withheld and accrued taxes                293,344     155,319
  Line of credit                            200,000     150,000
  Current portion of long term debt          83,652      83,652
                                         -----------  ----------
       Total Current Liabilities            931,078     551,145
Long-term Debt
  Note payable                            1,417,625     260,667
Stockholders' Equity
  Common stock                               58,609       1,000
  Additional paid in capital                934,331           -
  Retained income                           218,832      54,981
  Treasury stock                           (372,500)          -
                                         -----------  ----------
                                            839,272      55,981
                                         -----------  ----------
                                         $3,187,975   $ 867,793
                                         ===========  ==========


See accompanying notes to financial statements.


THE EXPERIENTIAL AGENCY
CONSOLIDATED INCOME STATEMENT
For the Quarters and Year to Date Ending June 30, 2004 and 2003

                           Quarter Ended   Year to  Quarter Ended  Year to
                              June 30,      Date       June 30,      Date
                               2004         2004         2003        2003
                            -----------  -----------  ----------  -----------
Revenues
  Sales                     $2,886,432   $5,460,667   $1,376,886  $2,373,303

Cost of goods sold
  Direct production costs    2,016,398    3,258,048      730,643   1,386,578
                            -----------  -----------  ----------  -----------

Gross profit                   870,034    2,202,619      646,243     986,725

Administrative expense
  Administrative               867,472    1,726,912      489,862     822,391
                            -----------  -----------  ----------  -----------

Income from operations           2,562      475,707      156,381     164,334

Other income and expenses
  Other income                   4,543       61,967            3         294
  Other expenses                (3,362)      (9,468)           -      (5,045)
                            -----------  -----------  ----------  -----------
                                 1,181       52,499            3      (4,751)
                            -----------  -----------  ----------  -----------
Income before taxes              3,743      528,206      156,384     159,583
                            -----------  -----------  ----------  -----------

Tax provisions
  Tax provisions                     -      219,056            -           -
                            -----------  -----------  ----------  -----------

Net Income (Loss)           $    3,743   $  309,150   $  156,384  $  159,583
                            ===========  ===========  ==========  ===========

Earnings per Share
  - Basic and Diluted       $        -   $     0.01


See accompanying notes to financial statements.


THE EXPERIENTIAL AGENCY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period Ended June 30, 2004

                                                              Additional                            Stock
                                     Common Stock              Paid-in    Retained    Treasury   Subscription
                                        Shares      Amount     Capital     Deficit      Stock      Receivable     Total
                                      -----------  ---------  ----------  ----------  ----------  ------------  ----------
Balance January 1, 2002                    1,000   $  1,000   $       -   $ (29,464)  $       -   $         -   $ (28,464)

  Net loss                                     -          -           -     (75,138)          -             -     (75,138)
                                      -----------  ---------  ----------  ----------  ----------  ------------  ----------
Balance December 31, 2002                  1,000      1,000           -    (104,602)          -             -    (103,602)
  Merger with Synreal Services         2,200,000      2,200      62,800     (65,000)          -             -           -
     Exchange of private Company's
       stock -net                      1,768,231        769        (769)          -           -             -           -
     Recapitalization                          -    (65,000)     65,000           -           -             -

  13:1 forward stock split            47,630,772     47,631     (47,631)          -           -             -           -
  Sale of stock                        1,000,000      1,000     499,000           -           -      (250,000)    250,000
  Net income                                   -          -           -      14,284           -             -      14,284
                                      -----------  ---------  ----------  ----------  ----------  ------------  ----------
Balance December 31, 2003             52,600,003     52,600     448,400     (90,318)          -      (250,000)    160,682
  Correction of shares outstanding            13          -           -           -           -             -           -
  Cancellation of Stock Subscription
    agreement                         (1,000,000)    (1,000)   (499,000)          -           -       250,000    (250,000)
  Renegotiated Subscription
    agreement                            643,750        644     514,356           -           -             -     515,000
  Shares issue for services            5,940,000      5,940           -           -           -             -       5,940
  Sale of stock                          425,000        425     349,575           -           -             -     350,000
  Additional paid in capital
     from Warrant sales                        -          -     121,000           -           -             -     121,000
  Treasury stock acquired                      -          -           -           -    (372,500)            -    (372,500)
  Net income                                   -          -           -     309,150           -             -     309,150
                                      -----------  ---------  ----------  ----------  ----------  ------------  ----------
Balance June 30, 2004                 58,608,766   $ 58,609   $ 934,331   $ 218,832   $(372,500)  $         -   $ 839,272
                                      ===========  =========  ==========  ==========  ==========  ============  ==========


See accompanying notes to financial statements.


THE EXPERIENTIAL AGENCY
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Quarters and Year to Date Ended June 30, 2004 and 2003

                                                  Quarter Ended    Year to  Quarter Ended   Year to
                                                     June 30,       Date       June 03,      Date
                                                      2004          2004         2003        2003
                                                   -----------  ------------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income for the quarter                       $    3,743   $   309,150   $ 156,384   $ 159,583
  Adjustments to reconcile net earnings to net
    cash provided (used) by operating activities:
      Depreciation                                      1,223         2,267         840       1,680
      Stock for services                                    -         5,940           -           -
    Changes in Current assets and liabilities:
      (Increase) Decrease in Accounts receivable     (263,209)   (1,089,900)   (110,817)    (47,834)
      (Increase) Decrease in Officers loans           (29,331)      (84,111)    (67,615)    (97,415)
      Increase (decrease) in Accounts payable          82,360       252,324      72,103     110,133
      Increase in Accrued payroll                       9,554        10,471       3,874       3,874
      Increase in Withheld and accrued taxes            6,965       227,217       7,449      61,807
      (Decrease) in Unearned revenue                        -             -           -    (138,000)
                                                   -----------  ------------  ----------  ----------
      NET CASH PROVIDED (USED) BY
            OPERATING ACTIVITIES                     (188,695)     (366,642)     62,218      53,828

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of Fixed assets                        (6,804)      (16,886)          -           -
       Increase in Deposits                           (28,768)      (38,965)     (6,053)     (6,053)
                                                   -----------  ------------  ----------  ----------
       NET CASH (USED) BY INVESTING
            ACTIVITIES                                (35,572)      (55,851)     (6,053)     (6,053)

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                500,000       615,000           -           -
  Increase in Discounts on Convertible Notes         (145,013)     (145,013)          -           -
  Increase in Line of credit                                -             -      50,000     100,000
  Payments on Line of credit                                -             -           -           -
  Increase in Long - term debt                      1,250,000     1,250,000           -           -
  Payments on Long - term debt                        (22,737)      (43,259)     (9,199)    (29,198)
                                                   -----------  ------------  ----------  ----------
      NET CASH USED BY
            FINANCING ACTIVITIES                    1,582,250     1,676,728      40,801      70,802
                                                   -----------  ------------  ----------  ----------

NET INCREASE (DECREASE) IN CASH                     1,357,983     1,254,235      96,966     118,577
CASH AT BEGINNING OF PERIOD                           452,752       306,500     124,750     103,139
                                                   -----------  ------------  ----------  ----------
CASH AT END OF PERIOD                              $1,810,735   $ 1,560,735   $ 221,716   $ 221,716
                                                   ===========  ============  ==========  ==========


See accompanying notes to financial statements.

                     THE EXPERIENTIAL AGENCY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2004

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

HISTORY
-------

The Company was incorporated on August 29, 1991 as Goldstin/Mercola Productions, Inc. in Illinois. On January 4, 1993 the name was changed to G/M Productions,
Inc. On December 4, 2003 the Company entered into an exchange agreement with Synreal Services Corp a publicly traded Nevada corporation. The exchange agreement resulted in the exchange of 1,769,231 newly issued shares of Synreal common stock for all the outstanding shares of G/M Productions, Inc. In addition the shareholder of G/M Productions entered into a stock purchase agreement with the former officers and directors of Synreal whereby the shareholder acquired 1,000,000 shares of Synreal common stock. Synreal was a shell at the time of the acquisition and therefore the acquisition was treated as a reverse merger whereby the acquired company is treated as the acquiring company for accounting purposes. On December 9, 2003, the stockholders and directors of the Company passed two resolutions changing the Company's name to The Experiential Agency and authorizing a 13:1 forward stock split.

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

On April 19, 2004 the Company entered into a stock subscription agreement for the sale of 50,000 shares for $50,000.

On June 29, 2004, the Company secured a $2,500,000 financing commitment from five unrelated entities for the purchase of convertible promissory notes, and the issuance of Class A Warrants and Class B Warrants to purchase shares of the Company's common stock. The Company received $1,250,000 for the purchase of convertible promissory notes. The notes will convert into 10,000,000 shares of common stock, at the rate of $0.25 per share. The Class A Warrants are for 5,000,000 shares of common stock at $0.48 per share. The Warrants must be exercised within 4 years. The Class B Warrants are for 10,000,000 shares of common stock, at the rate of $0.25 per share. The Warrants must be exercised by no later than 180 days after the effective date of a registration statement covering the shares to be issued to the convertible promissory note holders.
The  Warrants  issued  were  valued  at  $121,000.

                     THE EXPERIENTIAL AGENCY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2004

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED
------------------------------------------------------------------------

The consolidated financial statements include the accounts of The Experiential Agency, Nevada and G/M Productions, Inc., Illinois. All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company is a comprehensive event marketing, design and production firm with full service offices in Chicago, New York and Los Angles.

CASH  AND  CASH  EQUIVALENTS
----------------------------
For purposes of the statement of cash flows, the Company considers all short-term debt securities to be cash equivalents.

Cash  paid  during  the  years  for:

                     2004                      2003
                               Year                      Year
              Quarter        to  Date      Quarter     to  Date
Interest      $148,375       $154,481      $     53    $6,001
Income taxes  $  -0-         $  -0-        $  -0-      $  -0-

PROPERTY  AND  EQUIPMENT
------------------------

Property and equipment are carried at cost. Maintenance, repairs and renewals are expensed as incurred. Depreciation of property and equipment is provided for on 200% declining balance basis over their estimated useful lives as follows:

     Equipment                         5  years
     Furniture  and  fixtures          5  years

INCOME  TAXES
-------------

Before December 4, 2003 the date of the share exchange with Synreal, the Company had elected to be taxed under the provisions of Sub-chapter S of the Internal Revenue Code. Under these provisions, the Company does not pay federal or state corporation taxes on its taxable income. Instead, the shareholders are liable for individual federal and state income taxes on the Company's taxable income. There are no differences in accounting for tax and book. After December 4, 2003 the Company is taxed as a Sub-chapter C corporation under the Internal Revenue Code.

                     THE EXPERIENTIAL AGENCY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2004

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED
------------------------------------------------------------------------

The  estimated  tax  provision  at  June  30,  2004  consists  of the following:

               Federal                    $180,337
               State                        38,719
                                            ------
                    Total                 $219,056

USE  OF  ESTIMATES
------------------

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE  2  -  DISCOUNT  ON  CONVERTIBLE  NOTES  PAYABLE
-----------------------------------------------------

Discount on Convertible Notes Payable represents costs the Company incurred in connection with the convertible promissory notes. These costs will be amortized over the life of the notes (24 months) on a straight-line basis.

NOTE  3  -  NOTES  PAYABLE
--------------------------

On December 1, 2003 the Company renewed its Line of Credit agreement with a bank. The note for $200,000, is due on demand, and if no demand is made, the outstanding balance is due April 4, 2004. Interest varies at 0.5% over the Prime Rate as published in the Wall Street Journal. The rate at December 31, 2003 was 4.5%. The balance outstanding at June 30, 2004 was $200,000. The loan is unsecured. The note was paid in full on August 5, 2004.

On May 1, 2002, the Company entered into a loan agreement with a local bank for $417,000. The initial interest rate on the loan was 5.25% that varies at 0.5% over the Wall Street Journal Prime Rate. The rate at December 31, 2003 was 4.5%. The loan calls for 60 monthly payments of $7,933 including interest. The loan is unsecured, however the bank has the right of offset in all the Company's accounts with the lender. The balance due at June 30, 2004 was $251,277. The note was paid in full on August 5, 2004.

                     THE EXPERIENTIAL AGENCY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2004

NOTE 3 - NOTES PAYABLE - CONTINUED
----------------------------------

On June 29, 2004, the Company entered into a Convertible Promissory Note agreement with 5 unrelated entities. The terms of the 5 notes are identical. The interest rate is 6%. The notes are convertible into the Company's common stock at a conversion rate of $0.25 per share. Conversion is at either the holder or Company's option. However, if the Company requests conversion it must convert with registered stock. The holder also received Class A and Class B Warrants (Note 4) and have agreed to purchase an additional $1,250,000 of convertible promissory notes within 5 days of the registration of the shares convertible under this agreement. The balance due at June 30, 2004 was $1,250,000.

Total  Long-Term  debt  at  March  31  is  as  follows:

                                      2004                          2003
     Long-term  debt               $1,501,277                    $344,319
     Less Current portion             (83,652)                    (83,652)
                                     --------                    --------
     Long-term  debt               $1,417,625                    $260,667

Maturities  on  long-term  debt  at  December  31,  2003  are  as  follows:

          Year  ending  December  31,
                     2004               $   83,652
                     2005                   87,495
                     2006                1,341,514
                     2007                   31,875
                     2008                      -0-

NOTE  4  -  EQUITY
------------------

COMMON  STOCK
-------------

The Company had 100,000,000 and 1,000 common shares authorized and 58,608,766 and 1,000 shares issued and outstanding at June 30, 2004 and 2003 respectively. Par value per share was $.001 per share at June 30, 2004. The shares outstanding at June 30, 2003 were no par value. At June 30, 2004 there were 250,000 shares of common stock that had been paid for but not issued through the transfer agent.

                     THE EXPERIENTIAL AGENCY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2004

NOTE  4  -  EQUITY-  CONTINUED
------------------------------

STOCK  SUBSCRIPTION  RECEIVABLE
-------------------------------

The exchange agreement with Synreal called for two subscription agreements to be executed by two entities for the purchase of 1,000,000 shares of the Company's common stock for $500,000. This agreement was cancelled in February 2004 and renegotiated. The new agreement was for 643,750 shares at $515,000. All amounts due under the agreement have been received.

STOCK  WARRANTS
---------------

On June 29, 2004, the holders of the Convertible Promissory Notes received Class A Warrants and Class B Warrants.

Class A Warrants are to purchase 5,000,000 shares of the Company's common stock at an exercise price of $0.48 per share. The warrants may be exercised at any time before June 29, 2008.

Class B Warrants are to purchase 10,000,000 shares of the Company's common stock at an exercise price of $0.25 per share. They can be exercised up until 180 days after the effective date of a registration statement covering the shares of the Company's common stock convertible under the Convertible Promissory Note agreements.

TREASURY  STOCK
---------------

On March 11, 2004 the majority shareholder of the Company surrendered 459,375 shares of common stock in satisfaction of $372,500 of the officer's receivable. The Company has cancelled these shares with the transfer agent, but has not treated the shares as cancelled on its books as of June 30, 2004. Accordingly, the earnings per share has been computed as if these shares were cancelled, while the shareholders' equity still shows the shares outstanding.

NOTE  5  -  RELATED  PARTIES
----------------------------

The Company has from time to time made advances to its principal stockholder and Chief Executive Officer. The advances are unsecured, and bear no interest. The total outstanding under this informal arrangement was $30,740 and $390,143 at June 30, 2004 and 2003 respectively.

                     THE EXPERIENTIAL AGENCY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2004

NOTE  6  -  COMMITMENTS
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

The lease is secured by an irrevocable line of credit for $64,381, which expires March 31, 2004. The lease was terminated by the Company in July of 2004.

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

                     THE EXPERIENTIAL AGENCY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2004

NOTE  6  -  COMMITMENTS  -  CONTINUED
-------------------------------------

On January 1, 2004 the Company entered into a sublease agreement for a portion of its space in New York. The sublease lasts for one year with month income of $1,250 a month.

On January 14, 2004 the Company entered into a vehicle lease with a finance company. The lease is for 24 months with monthly payment of $1,965.

On January 15, 2004 the Company entered into a four year and seven month shared office space agreement in Los Angles. The lease begins May 1, 2004 and has an option for one 60-month extension. The Company's portion of the monthly rent is $1,700 per month.

On February 10, 2004 the Company entered into a vehicle lease with a finance company. The lease is for 36 months with a monthly payment of $1,956.

On June 30, 2004 the Company entered into an eight-year lease for office space in Chicago. The lease terminates June 30, 2012. Lease payments are on a sliding scale as follows:

          Period                   Monthly  Rent
          Year  1                    $ 9,590
          Year  2                    $10,069
          Year  3                    $10,549
          Year  4                    $11,028
          Year  5                    $11,508
          Year  6                    $11,987
          Year  7                    $12,466
          Year  8                    $12,946

Future  minimum  payments  due  under  these  lease  agreements  are as follows:

          2004                       $325,803
          2005                       $380,334
          2006                       $348,066
          2007                       $335,423
          2008                       $219,906

                     THE EXPERIENTIAL AGENCY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2004

NOTE  7  -  SUBSQUENT  EVENTS
-----------------------------

On August 1, 2004, the Company entered into employment agreements with its Chief Executive Officer, its Chief Operating Officer, President and Secretary, and it Vice President of Operations and Treasurer. The agreements cover a 36-month period, define annual compensation, paid days off, and severance pay. The agreements also require the Company to maintain $1,000,000 of Directors and Officers Liability insurance. In the case of two of the agreements it provides as additional consideration 6,900,000 shares of the Company's common stock. These shares are subject to risk of forfeiture.

On August 2, 2004, the Company entered into an asset purchase agreement with a floral and event d'cor company. The Company will purchase all the assets and assume certain liabilities of the entity for 800,000 shares of the Company's common stock.

On August 5, 2004, the Company paid in full both the Line of Credit and the Term Loan with a bank that were outstanding at June 30, 2004.

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

OVERVIEW

     The Experiential Agency, Inc. (the "Company") was originally incorporated in Nevada as Synreal Services Corp. on August 28, 2000. On December 4, 2003, the Company, G/M Productions, Inc., an Illinois corporation doing business as Experiential Agency (hereinafter "XA"), and the former XA shareholders entered into an Exchange Agreement (the "Exchange" or "Acquisition") whereby XA became a wholly-owned subsidiary of the Company, control of the Company shifted to the former XA shareholders, and the business of XA became the business of the Company. For the last fifteen (15) years, XA has been engaged in the business of organizing, promoting and managing events such as business and trade shows, conventions, conferences and meetings for corporations, associations and other organizations in the U.S. and abroad. As a result of a change in business focus due to the acquisition of XA and a national re-branding by XA, the Company changed its name to The Experiential Agency, Inc.

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

COMPARISON  OF  OPERATING  RESULTS

THREE  MONTHS  ENDED  JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

     Sales revenue for the three months ended June 30, 2004 increased $1,509,546 (or 110%) to $2,886,432 as compared to $1,376,886 for the three months ended June 30, 2003. The increase in sales revenue was due to new clients acquired in the New York and Los Angeles markets and additional projects with XA's current clients.

     Cost of goods sold for the three months ended June 30, 2004 increased $1,285,755 (or 176%) to $2,016,398 as compared to $730,643 for the three months ended June 30, 2003. The increase in cost of goods sold was due to the increase in sales and larger venues and entertainer expenses for larger productions which had lower margins.

     Gross profit for the three months ended June 30, 2004 increased $223,791 (or 35%) to $870,034 as compared to $646,243 for the six months ended June 30, 2003. Gross profit as a percentage of sales ("gross profit margin") decreased to 30% for the three months ended June 30, 2004, from 47% for the three months ended June 30, 2004. The decrease in gross profit margin was due to the 176% increase in cost of goods sold as compared to the 110% increase in sales revenue.

     Administrative expense for the three months ended June 30, 2004 increased $377,610 (or 77%) to $867,472 as compared to $489,862 for the three months ended June 30, 2003. The increase in administrative expense was due to the Company's expansion and preparation for completing strategic acquisitions.

     Income from operations for the three months ended June 30, 2004 decreased $153,819 (or 98%) to $2,562 as compared to $156,381 for the three months ended June 20, 2003. The decrease in income from operations was due to the increases in costs of goods sold and administrative expense.

     Other income was $1,181 for the three months ended June 30, 2004, as compared to other income of $3 for the three months ended June 30, 2003.

     Income before taxes for the three months ended June 30, 2004 decreased $152,641 (or 98%) to $3,743 as compared to $156,384 for the three months ended June 30, 2003. The decrease in income before taxes was due to the increases in costs of goods sold and administrative expense.

     We had net income of $3,743 for the three months ended June 30, 2004, as compared to net income of $156,583 for the three months ended June 30, 2003.

     As  of  June  30,  2004,  the  Company  had  retained  income  of $218,832.

SIX  MONTHS  ENDED  JUNE  30,  2004  COMPARED  TO SIX MONTHS ENDED JUNE 30, 2003

     Sales revenue for the six months ended June 30, 2004 increased $3,087,364 (or 130%) to $5,460,667 as compared to $2,373,303 for the six months ended June 30, 2003. The increase in sales revenue was due to new clients acquired in the New York and Los Angeles markets and additional projects with XA's current clients.

     Cost of goods sold for the six months ended June 30, 2004 increased $1,871,470 (or 135%) to $3,258,048 as compared to $1,386,578 for the six months ended June 30, 2003. The increase in cost of goods sold was due to the increase in sales and larger venues and entertainer expenses for larger productions which had lower margins.

     Gross profit for the six months ended June 30, 2004 increased $1,215,894 (or 55%) to $2,202,619 as compared to $986,725 for the six months ended June 30, 2003. Gross profit as a percentage of sales ("gross profit margin") decreased to 40% for the six months ended June 30, 2004, from 42% for the six months ended June 30, 2004. The decrease in gross profit margin was due to the 135% increase in cost of goods sold as compared to the 130% increase in sales revenue.

     Administrative expense for the six months ended June 30, 2004 increased $904,521 (or 110%) to $1,726,912 as compared to $822,391 for the six months ended June 30, 2003. The increase in administrative expense was due to the Company's expansion and preparation for completing strategic acquisitions.

     Income from operations for the six months ended June 30, 2004 increased $311,373 (or 189%) to $475,707 as compared to $164,334 for the six months ended June 30, 2003. The increase in income from operations was due to the increase in client acquisition and continued expansion into new markets.

     Other income was $52,499 for the six months ended June 30, 2004, as compared to other expense of $4,751 for the six months ended June 30, 2003.

     Income before taxes for the six months ended June 30, 2004 increased $368,623 (or 231%) to $528,206 as compared to $159,583 for the six months ended June 30, 2003. The increase in income before taxes was due to the increase in income from operations.

     Tax provision was $219,056 for the six months ended June 30, 2004, compared to no tax provision for the six months ended June 30, 2003.

     We had net income of $309,150 (or basic and diluted net income per share of $0.01) for the six months ended June 30, 2004, as compared to net income of $159,583 for the six months ended June 30, 2003.

     As  of  June  30,  2004,  the  Company  had  retained  income  of $218,832.

LIQUIDITY  AND  CAPITAL  RESOURCES

SIX  MONTHS  ENDED  JUNE  30,  2004  COMPARED  TO SIX MONTHS ENDED JUNE 30, 2003

     As of June 30, 2004, the Company's total current assets were $2,862,994, consisting of cash of $1,560,735, accounts receivable of $1,271,519, and officer's loans receivable from its chief executive officer, Frank Goldstin, of $30,740. The loans to Frank Goldstin are unsecured and bear no interest. Mr. Goldstin has agreed to repay the loans by the end of August 2004.

     As of June 30, 2004, the Company's total current liabilities were $931,078, consisting of accounts payable of $286,570, accrued payroll of $67,512, withheld and accrued taxes of $293,344, a line of credit of $200,000, and current portion of long-term debt of $83,652. In August 2004, the line of credit, the current portion of long-term debt and the note payable related to the current portion of long-term debt were paid in full.

     Net working capital was $1,931,916 at June 30, 2004. The ratio of current assets to current liabilities was 3.07.

     The Company had a net increase in cash of $1,357,983 and $1,254,235 for the three months and six months ended June 30, 2004, respectively.

     Net cash used by operating activities was $188,695 for the three months ended June 30, 2004, as compared to net cash provided by operating activities of $62,218 for the three months ended June 30, 2003. During the six months ended June 30, 2004, net cash used by operating activities was $366,642 as compared to net cash provided by operating activities of $53,828 for the six months ended June 30, 2003.

     Net cash used by investing activities was $35,572 for the three months ended June 30, 2004, as compared to net cash used by investing activities of $6,053 for the three months ended June 30, 2003. During the six months ended June 30, 2004, net cash used by investing activities was $55,851 as compared to net cash used by investing activities of $6,053 for the six months ended June 30, 2003.

     Net cash provided by financing activities was $1,582,250 for the three months ended June 30, 2004, as compared to net cash provided by financing activities of $40,801 for the three months ended June 30, 2003. During the six months ended June 30, 2004, net cash provided by financing activities was $1,676,728 as compared to net cash provided by financing activities of $70,802 for the six months ended June 30, 2003.

     The Company uses its cash reserves for working capital and other cash commitments. The Company had a $200,000, variable interest rate line of credit as of June 30, 2004, that was paid in full in August 2004. The Company owed $251,277 to a bank as of June 30, 2004, that was also paid in full in August 2004. As described in Note 6 of Notes to the unaudited Consolidated Financial Statements for June 30, 2004, included in the section entitled "Item 1. Financial Statements", the minimum payment due during the fiscal year ended December 31, 2004 under certain lease agreements for office space, equipment and vehicles that the Company has entered into is $325,803.

     In  June  2004,  the  Company  entered  into  a Subscription Agreement (the
"Agreement") with Alpha Capital Aktiengesellschaft ("Alpha Capital"), Stonestreet Limited Partnership ("Stonestreet"), Whalehaven Funds Limited ("Whalehaven"), Greenwich Growth Fund Limited ("Greenwich") and Genesis Microcap Inc. ("Genesis") (collectively referred to as the "Note Holders") to purchase convertible promissory notes having an aggregate principal amount of $2,500,000, a 6% annual interest rate, and a conversion price of $0.25 per share (the "Convertible Notes" or "Notes"). The Convertible Notes may be converted into an aggregate of 10,000,000 shares of the Company's common stock, $.001 par value per share (the "Common Stock"). The Agreement also provided for the issuance of warrants to purchase up to an aggregate of 5,000,000 shares of Common Stock, with an exercise price of $0.48 per share (the "Class A Warrants"), and warrants to purchase up to an aggregate of 10,000,000 shares of Common Stock, with an exercise price of $0.25 per share (the "Class B Warrants"). The Class A Warrants and the Class B Warrants are collectively referred to herein as the "Warrants".

     As of the date of this Report, the Note Holders have purchased, and the Company has issued, one-half of the Convertible Notes having an aggregate principal amount of $1,250,000 which are convertible into an aggregate of 5,000,000 shares of Common Stock. Upon the effectiveness of a registration statement covering 150% of the Common Stock underlying the Convertible Notes and the Common Stock underlying the Warrants, the Note Holders have five business days to purchase up to an aggregate of $1,250,000 in three-year Convertible Notes which, at $0.25 per share, will be convertible into an aggregate of 5,000,000 shares of Common Stock.

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

     The Company requires $1 to $3 million of financing to support strategic acquisitions and the current expansion plan for the next 18 to 24 months. This financing is in addition to $1.25 million already raised and the $1.25 million commitment, as discussed above. At this time, no financing other than the $1.25 million commitment has been secured or identified. Our growth and continued operations could be impaired by limitations on our access to the capital
markets.  Without  additional  financing,   we  can   continue  our  operations.
However, if we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to pursue our expansion strategy. There can be no assurance that capital from outside sources will be available, or if such financing is available, it may involve issuing securities senior to our Common Stock or equity financings which are dilutive to holders of our Common Stock. In addition, in the event we do not raise additional capital from conventional sources, it is likely that our growth will be restricted and we may need to scale back or curtail implementing our business plan.

     While the Company is not currently a party to any agreements with respect to any acquisitions, it is possible that an agreement in principle or a definitive agreement as to one or more acquisitions will be executed prior to the completion of the current capital raising efforts. The capital requirements as stated will be sufficient to complete the Company's initial acquisition and expansion phase over the next 18 to 24 months. The Company may require additional investment capital in the future to support additional strategic acquisitions and further expansion initiatives.

RISK  FACTORS

     Reliance on Key Management. The success of the Company heavily depends upon the personal efforts and abilities of Frank Goldstin, Joseph Wagner and Jean Wilson. Mr. Goldstin serves as the Company's Chief Executive Officer and as a director of the Company pursuant to an employment agreement with the Company. Joseph Wagner has entered into a consulting agreement with the Company whereby Mr. Wagner serves as the Company's Chief Operating Officer, President and Secretary. Mr. Wagner is also a director of the Company. Mr. Wagner may engage in business activities or interests outside of the Company which are not adverse or competitive to the Company. Jean Wilson, serves as the Company's Vice President of Operations and Treasurer and as a director of the Company pursuant to an employment agreement with the Company. Mr. Goldstin, Mr. Wagner and Ms. Wilson may voluntarily terminate their employment at any time. The loss of Mr. Goldstin, Mr. Wagner, Ms. Wilson or other key employees could have a material adverse effect on our business, results of operations or financial condition. In addition, the absence of Mr. Goldstin, Mr. Wagner or Ms. Wilson will force us to seek a replacement who may have less experience or who may not understand our business as well, or we may not be able to find a suitable replacement

     Competition. The event production industry is highly competitive and fragmented. The Company competes in each of its markets with numerous national, regional and local event production companies, many of which have substantially greater financial, managerial and other resources than those presently available to the Company. No assurance can be given that the Company will be able to effectively compete with these other companies. In the event that the Company cannot effectively compete on a continuing basis, such inability to compete will have a material adverse effect on the companies business and operations.

     Need for Additional Financing. It is imperative that we raise $1 to $3 million of financing to implement our business plan, which is in addition to $1.25 million already raised and a $1.25 million commitment. We recently received an aggregate of $1.25 million of Convertible Note financing from Alpha Capital, Stonestreet, Whalehaven, Greenwich, and Genesis. We also received a commitment from these parties to purchase an additional $1.25 million of convertible debt. In connection with the Convertible Note financing, we issued Class A Warrants to purchase 5,000,000 shares of our Common Stock at an exercise price of $0.48 per share and Class B Warrants to purchase 10,000,000 shares of our Common Stock at an exercise price of $0.25 per share. At this time, no financing other than the $1.25 million commitment has been secured or identified. Our growth and continued operations could be impaired by limitations on our access to the capital markets. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to continue our business operations and pursue our expansion strategy. In the event we do not raise additional capital from conventional sources, there is every likelihood that we may need to scale back or curtail implementing our business plan.

     IF THERE'S A MARKET FOR OUR COMMON STOCK, OUR STOCK PRICE MAY BE VOLATILE. The market price of our Common Stock historically has fluctuated significantly based on, but not limited to, such factors as: general stock market trends, announcements of developments related to our business, actual or anticipated variations in our operating results, our ability or inability to generate new revenues, conditions and trends in the event production industry and in the industries in which our customers are engaged.

Our Common Stock is traded on the Nasdaq OTCBB. In recent years the stock market in general has experienced extreme price fluctuations that have oftentimes have been unrelated to the operating performance of the affected companies. Similarly, the market price of our Common Stock may fluctuate significantly based upon factors unrelated or disproportionate to our operating performance. For example, the fifty-two (52) week high for our Common Stock was $1.80 on April 13, 2004, as compared to the fifty-two (52) low of $0.26 on July 19, 2004. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our Common Stock.

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

     Internal Control - Cash Disbursements and Related Accounts. In August 2004, we adopted an internal control over our cash disbursements and related accounts to safeguard our cash so that cash is protected against material loss, that cash is not used for improper purposes, and that potential losses of cash are detected and reported for regulatory purposes on a timely basis. The general affect of our internal control over cash disbursements and related account is to separate the responsibilities regarding our transactions in cash.

ITEM  3.   CONTROLS  AND  PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is 1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and 2) accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

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

ITEM  2.  CHANGES  IN  SECURITIES

(c) In April 2004, the Company issued 50,000 shares of Common Stock that were not registered under the Securities Act to an individual not affiliated with the Company in exchange for $50,000. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

     In April 2004, the Company received $200,000 in consideration for the issuance of 250,000 shares of our common stock by an entity. The common stock has not been issued as of the date of this report. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, will take the shares for investment and not resale and the Company took appropriate measures to restrict transfer.


     On June 30, 2004, we entered into a Subscription Agreement with Alpha Capital, Stonestreet, Whalehaven, Greenwich, and Genesis in June 2004, for the sale of (i) an aggregate of $2,500,000 Convertible Notes that may be converted into 10,000,000 shares of Common Stock at $0.25 per share; (ii) Class A Warrants to purchase 5,000,000 shares of Common Stock at $0.48 per share; and (iii) Class B warrants to purchase 10,000,000 shares of Common Stock at $0.25 per share. We have received $1,250,000 and will receive an additional $1,250,000 upon the effectiveness of a registration statement covering 150% of the Common Stock underlying the Convertible Notes and the Common Stock underlying the Warrants. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

     On  June  30,  2004,  the  Company  agreed to issue an aggregate of 195,000 shares of Common Stock that were not registered under the Securities Act consisting of 62,500 shares and 62,500 shares of Common Stock to an individual and an entity, respectively, as consideration for the introduction of a financing source, and 70,000 shares of Common Stock to an entity as consideration for investor relations services. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

     In July 2004, the Company issued 100,000 shares of Common Stock that were not registered under the Securities Act to Loev Corporate Filings, Inc. in exchange for one year's worth of Edgar filing services. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

     In August 2004, the Company issued 400,000 shares and 400,000 shares of Common Stock that were not registered under the Securities Act to Estelle Pizzo and Darren Andereck, respectively, to acquire Fiori, Inc. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

     In August 2004, the Company issued 4,500,000 shares and 1,400,000 shares, respectively to two officers/directors that were not registered under the Securities Act. These shares are subject to cancellation in the event that the officers are no longer involved as employee or consultant. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

Sec

In May 2004, Frank Goldstin returned 459,375 shares for cancellation in consideration for the repayment of advances in the amount of $372,500.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5.  OTHER  INFORMATION

Subsequent  Events
------------------

     On July 28, 2004, the majority stockholder of the Company increased the number of directors on its Board from One (1) to Three (3). Joseph Wagner and Jean Wilson were then appointed as Directors to fill those vacancies. Additionally, action was taken by the Board to appoint Frank Goldstin as Chief Executive Officer of the Company, Joseph Wagner as President, Chief Operating Officer, and Secretary of the Company, and Jean Wilson as Vice President of Operations and Treasurer of the Company.

     Effective August 1, 2004, the Company entered into an employment agreement with Frank Goldstin, a consulting agreement with Joseph Wagner and an employment agreement with Jean Wilson, which agreements will be filed to the Company's upcoming SB-2 registration statement. Mr. Goldstin will receive $360,000 per year as compensation for his services as the Company's Chief Executive Officer and as a director of the Company. Mr. Wagner will receive $200,000 per year as compensation for his services as the Company's Chief Operating Officer, President and Secretary. In addition, the Company granted Mr. Wagner as additional compensation 4,500,000 restricted shares of the Company's Common Stock subject to a risk of forfeiture that will cease to exist with respect to certain amounts of the restricted shares if Mr. Wagner's employment has not terminated with the Company over the next three years. Mr. Wagner may engage in business activities or interests outside of the Company which are not adverse or competitive to the Company. Beginning August 1, 2004, Ms. Wilson will receive compensation at a rate of $105,000 per year for her services as the Company's Vice President of Operations and Treasurer and as a director of the Company. Ms. Wilson will receive compensation of $125,000 per year beginning on January 1, 2005. In addition, the Company granted Ms. Wilson as additional compensation 1,400,000 restricted shares of the Company's Common Stock subject to a risk of forfeiture that will cease to exist with respect to certain amounts of the restricted shares if Ms. Wilson's employment has not terminated over the next three years.

     In August 2004, the Company purchased all of the assets of Fiori, Inc. ("Fiori"), a floral and event decor company, in exchange for 800,000 restricted shares of the Company's Common Stock and the assumption of certain liabilities of Fiori. Included in the assets purchased by the Company were accounts receivable, floral inventory, and glassware. Excluded from the sale of assets were insurance policies, claims for tax refunds, employee plans, and all real estate held by Fiori or an affiliated entity. Additionally, the Company agreed to assume certain liabilities of Fiori, including accounts payable, accrued payroll, and customer deposits.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     a)     Exhibits

     Exhibit  No.          Description

     31.1                  Certificate  of  the  Chief  Executive
                           Officer  pursuant  to  Section  302  of  the
                           Sarbanes-Oxley  Act  of  2002                    *

     31.2                  Certificate  of  the  Principal  Financial
                           Officer  pursuant  to  Section  302  of  the
                           Sarbanes-Oxley  Act  of  2002                    *

     32.1                  Certificate  of  the  Chief  Executive
                           Officer  pursuant  to  Section  906  of  the
                           Sarbanes-Oxley  Act  of  2002               *

     32.2 Certificate of the Principal Financial Officer pursuant to Section 906 of the
                           Sarbanes-Oxley  Act  of  2002               *

*  Filed  Herein.

b)     REPORTS  ON  FORM  8-K

The Company filed the following report on Form 8-K during the quarter for which this report is filed:

(1) Form 8-K filed on April 30, 2004, to report the issuance of a press release forecasting the financial results for the first quarter ended March 31, 2004. The information in Item 12 of such Report on Form 8-K and Exhibit
     99.1 attached thereto shall not be deemed to be "filed" for the purposes of
     Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Furthermore, the information in
     Item 12 of such Report on Form 8-K and Exhibit 99.1 shall not be deemed to be incorporated by reference into the filings of the Company under the Securities Act of 1933 or the Exchange Act.

The Company filed the following three (3) reports on Form 8-K subsequent to the quarter for which this report is filed:

(2) Form 8-K filed on July 7, 2004, to report a $2.5 million financing commitment from five (5) unrelated entities for the purchase of convertible promissory notes, and the issuance of Class A Warrants and Class B Warrants to purchase the Company's common stock.

(3)  Form  8-K filed on August 6, 2004, to report a change in control due to two
     (2) voting agreements, and the increase and appointment of directors by the majority shareholder.

(4) Form 8-K filed on August 9, 2004, to report the purchase of certain assets, and the assumption of certain liabilities, of Fiori.


                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   THE  EXPERIENTIAL  AGENCY,  INC.

DATED:  August  16,  2004                    By:  /s/  Frank  Goldstin
                                             ------------------------
                                             Frank  Goldstin
                                             Chief  Executive  Officer

Exhibit  31.1




                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Frank  Goldstin,  certify  that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of The Experiential Agency, Inc.;

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

     4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b) Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238;

          c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date:  August  16,  2004
                                   By:  /s/  Frank  Goldstin
                                   -------------------------------
                                   Frank  Goldstin,
                                   Chief  Executive  Officer


EXHIBIT  31.2




                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Jean  Wilson,  certify  that:

1. I have reviewed this Quarterly Report on Form 10-QSB of The Experiential Agency, Inc.;

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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238;

     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date:  August  16,  2004


                                   By:  /s/  Jean  Wilson
                                   -------------------------------
                                   Jean  Wilson
                                   Principal  Financial  Officer

Exhibit  32.1



                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Frank Goldstin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of The Experiential Agency, Inc. on Form 10-QSB for the quarterly period ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of The Experiential Agency, Inc.


                                     By:/s/  Frank  Goldstin
                                     --------------------------
                                     Frank  Goldstin
                                     Chief  Executive  Officer
August  16,  2004

Exhibit  32.2


                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Jean Wilson, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of The Experiential Agency, Inc. on Form 10-QSB for the quarterly period ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of The Experiential Agency, Inc.


                                     By:/s/  Jean  Wilson
                                     --------------------------
                                     Jean  Wilson
                                     Principal  Financial  Officer
August  16,  2004