Form 10QSB
period 2004-09-30
EXPERIENTIAL AGENCY INC
filed 2004-11-15
CIK 1132034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

               For the transition period from           to
                                              ----------   --------------

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


      875 NORTH MICHIGAN AVENUE, SUITE 2626, CHICAGO, ILLINOIS 60611
      --------------------------------------------------------------
                     (Address of principal executive offices)


                                    (312)397-9100
                                    -------------
                         (Registrant's telephone number)


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

As of November 10, 2004, 66,782,617 shares of Common Stock of the issuer were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

Pollard-Kelley Auditing Services, Inc.
Auditing Services
3250 West Market St, Suite 307, Fairlawn, OH 44333 330-864-2265


               Report of Independent Certified Public Accountants



Board  of  Directors
The  Experiential  Agency,  Inc.
and  Subsidiary

We have reviewed the accompanying consolidated balance sheets of The Experiential Agency, Inc. and Subsidiary as of September 30, 2004 and 2003 and the related consolidated statements of income, stockholders' equity, and cash flows for the three-month and nine-month periods then ended. These interim financial statements are the responsibility of the Company's management.

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

Pollard-Kelley  Auditing  Services,  Inc.

/S/  Pollard-Kelley  Auditing  Services,  Inc.

November  11,  2004
Fairlawn,  Ohio


THE EXPERIENTIAL AGENCY
CONSOLIDATED BALANCE SHEETS
September 30, 2004 and 2003

                                                    2004         2003
                                                 -----------  ----------
                 ASSETS
Current Assets
  Cash                                           $2,166,524   $ 211,226
  Accounts receivable                               891,892     324,262
  Inventories                                       286,452           -
  Prepaid expenses                                    1,879
  Officer's loans receivable                              -     297,978
                                                 -----------  ----------
       Total Current Assets                       3,346,747     833,466
Fixed Assets
  Equipment                                         119,792      74,936
  Furniture and fixtures                             45,605      48,978
  Leasehold improvements                             20,549           -
                                                 -----------  ----------
                                                    185,946     123,914
  Less accumulated depreciation                    (122,019)   (117,690)
                                                 -----------  ----------
                                                     63,927       6,224
Other Assets
  Discount on Convertible Notes Payable             360,273           -
  Deposits                                           37,465           -
  Goodwill                                          349,120           -
                                                 -----------  ----------
                                                    746,858           -
                                                 -----------  ----------

                                                 $4,157,532   $ 839,690
                                                 ===========  ==========
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                               $   65,759   $ 157,803
  Accrued payroll                                    60,430      56,417
  Withheld and accrued taxes                        277,725      82,695
  Accrued interest                                   17,071           -
  Line of credit                                          -     200,000
  Current portion of long term debt                       -      86,433
                                                 -----------  ----------
       Total Current Liabilities                    420,985     583,348
Long-term Debt
  Note payable                                    2,232,500     228,396
Stockholders' Equity
  Common stock                                       60,486       1,000
  Additional paid in capital                      1,537,634           -
  Retained income                                   278,427      26,946
  Treasury stock                                   (372,500)          -
                                                 -----------  ----------
                                                  1,504,047      27,946
                                                 -----------  ----------
                                                 $4,157,532   $ 839,690
                                                 ===========  ==========

See accompanying notes to financial statements.


THE EXPERIENTIAL AGENCY
CONSOLIDATED INCOME STATEMENT
For the Quarters and Year to Date Ending September 30, 2004 and 2003

                           Quarter Ended   Year to   Quarter Ended   Year to
                            September 30,   Date      September 30,   Date
                               2004         2004         2003         2003
                            -----------  -----------  -----------  -----------
Revenues
  Sales                     $1,954,415   $7,415,082   $1,562,950   $3,936,253

Cost of goods sold
  Direct production costs      871,821    4,129,869      980,891    2,367,469
                            -----------  -----------  -----------  -----------

Gross profit                 1,082,594    3,285,213      582,059    1,568,784

Administrative expense
  Administrative             1,018,905    2,745,817      593,037    1,415,428
                            -----------  -----------  -----------  -----------

Income from operations          63,689      539,396      (10,978)     153,356

Other income and expenses
  Other income                 (18,101)      43,866            3          297
  Other expenses                 2,018       (7,450)     (17,060)     (22,105)
                            -----------  -----------  -----------  -----------
                               (16,083)      36,416      (17,057)     (21,808)
                            -----------  -----------  -----------  -----------
Income before taxes             47,606      575,812      (28,035)     131,548
                            -----------  -----------  -----------  -----------

Tax provisions
  Tax provisions               (11,989)     207,067            -            -
                            -----------  -----------  -----------  -----------

Net Income (Loss)           $   59,595   $  368,745   $  (28,035)  $  131,548
                            ===========  ===========  ===========  ===========

Earnings per Share
  - Basic and Diluted       $        -   $     0.01

See accompanying notes to financial statements.


THE EXPERIENTIAL AGENCY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period Ended September 30, 2004

                                                                    Additional                             Stock
                                           Common Stock               Paid-in     Retained    Treasury  Subscription
                                              Shares      Amount      Capital     Deficit      Stock      Receivable     Total
                                            -----------  ---------  -----------  ----------  ----------  ------------  ----------
Balance January 1, 2002                          1,000   $  1,000   $        -   $ (29,464)  $       -   $         -   $ (28,464)

  Net loss                                           -          -            -     (75,138)          -             -     (75,138)
                                            -----------  ---------  -----------  ----------  ----------  ------------  ----------
Balance December 31, 2002                        1,000      1,000            -    (104,602)          -             -    (103,602)
  Merger with Synreal Services               2,200,000      2,200       62,800     (65,000)          -             -           -
     Exchange of private Company's
       stock -net                            1,768,231        769         (769)          -           -             -           -
     Recapitalization                                -    (65,000)      65,000           -           -             -           -

  13:1 forward stock split                  47,630,772     47,631      (47,631)          -           -             -           -
  Sale of stock                              1,000,000      1,000      499,000           -           -      (250,000)    250,000
  Net income                                         -          -            -      14,284           -             -      14,284
                                            -----------  ---------  -----------  ----------  ----------  ------------  ----------
Balance December 31, 2003                   52,600,003     52,600      448,400     (90,318)          -      (250,000)    160,682
  Correction of shares outstanding                  13          -            -           -           -             -           -
  Cancellation of Stock Subscription
    agreement                               (1,000,000)    (1,000)    (499,000)          -           -       250,000    (250,000)
  Renegotiated Subscription
    agreement                                  643,750        644      514,356           -           -             -     515,000
  Shares issued for services                 5,940,000      5,940            -           -           -             -       5,940
  Sale of stock                                425,000        425      349,575           -           -             -     350,000
  Additional paid in capital
     from Warrant sales                              -          -      121,000           -           -             -     121,000
  Treasury stock acquired                            -          -            -           -    (372,500)            -    (372,500)
  Net income                                         -          -            -     309,150           -             -     309,150
                                            -----------  ---------  -----------  ----------  ----------  ------------  ----------
Balance June 30, 2004                       58,608,766     58,609      934,331     218,832    (372,500)            -     839,272
  Shares issued for Acquisition                800,000        800      335,200           -           -             -     336,000
  Shares issued upon conversion of
    Notes payable                            1,077,393      1,077      268,103           -           -             -     269,180
  Net income                                         -          -            -      59,595           -             -      59,595
                                            -----------  ---------  -----------  ----------  ----------  ------------  ----------
Balance September 30, 2004                  60,486,159   $ 60,486   $1,537,634   $ 278,427   $(372,500)  $         -   $1,504,047
                                            ===========  =========  ===========  ==========  ==========  ============  ==========

See accompanying notes to financial statements.


THE EXPERIENTIAL AGENCY
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Quarters and Year to Date Ended September 30, 2004 and 2003

                                                 Quarter Ended    Year to  Quarter Ended  Year to
                                                  September 30,    Date     September 30,   Date
                                                      2004         2004        2003         2003
                                                   -----------  -----------  ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income for the quarter                       $   59,595   $  368,745   $(28,035)  $ 131,548
  Adjustments to reconcile net earnings to net
    cash provided (used) by operating activities:
      Depreciation                                      1,222        3,489        840       2,520
      Amortization of Discounts on Note Payable        33,252       33,252          -           -
      Stock for services                                    -        5,940          -           -
    Changes in Current assets and liabilities:
      (Increase) Decrease in Accounts receivable      397,677     (692,223)   (81,445)   (129,279)
      (Increase) in Inventories                      (240,522)    (240,522)         -           -
      (Increase) in Prepaid expenses                   (1,879)      (1,879)         -           -
      (Increase) Decrease in Officers loans            30,740      (53,371)    92,165      (5,250)
      Increase (decrease) in Accounts payable        (287,943)     (35,619)    25,170     135,303
      Increase in Accrued payroll                     (18,287)      (7,816)    26,876      30,750
      Increase in Withheld and accrued taxes          (18,634)     208,583    (72,624)    (10,817)
      Increase in Accrued interest                     18,750       18,750          -           -
      (Decrease) in Unearned revenue                        -            -          -    (138,000)
                                                   -----------  -----------  ---------  ----------
      NET CASH PROVIDED (USED) BY
            OPERATING ACTIVITIES                      (26,029)    (392,671)   (37,053)     16,775

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of Fixed assets                       (43,646)     (60,532)         -           -
       Increase in Deposits                             1,500      (37,465)     6,053           -
                                                   -----------  -----------  ---------  ----------
       NET CASH (USED) BY INVESTING
            ACTIVITIES                                (42,146)     (97,997)     6,053           -

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                      -      615,000          -           -
  Sale of warrants                                          -      121,000          -           -
  Increase in Discounts on Convertible Notes         (127,512)    (393,525)         -           -
  Increase in Line of credit                                -            -     50,000     150,000
  Payments on Line of credit                         (205,400)    (205,400)         -           -
  Increase in Long - term debt                      1,250,000    2,500,000          -           -
  Payments on Long - term debt                       (251,276)    (294,535)   (24,490)    (53,688)
                                                   -----------  -----------  ---------  ----------
      NET CASH USED BY
            FINANCING ACTIVITIES                      665,812    2,342,540     25,510      96,312
                                                   -----------  -----------  ---------  ----------

NET INCREASE (DECREASE) IN CASH                       597,637    1,851,872     (5,490)    113,087
CASH ACQUIRED IN ACQUISITION                            8,152        8,152          -           -
CASH AT BEGINNING OF PERIOD                         1,560,735      306,500    221,716     103,139
                                                   -----------  -----------  ---------  ----------
CASH AT END OF PERIOD                              $2,166,524   $2,166,524   $216,226   $ 216,226
                                                   ===========  ===========  =========  ==========

See accompanying notes to financial statements.

                     THE EXPERIENTIAL AGENCY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2004

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

On June 29, 2004, the Company secured a $2,500,000 financing commitment from five unrelated entities for the purchase of convertible promissory notes, and the issuance of Class A Warrants and Class B Warrants to purchase shares of the Company's common stock. The Company received $2,500,000 for the purchase of convertible promissory notes. The notes will convert into 10,000,000 shares of common stock, at the rate of $0.25 per share. The Class A Warrants are for 5,000,000 shares of common stock at $0.48 per share. The Warrants must be exercised within 4 years. The Class B Warrants are for 10,000,000 shares of common stock, at the rate of $0.25 per share. The Class B Warrants must be exercised by no later than 180 days after the effective date of a registration statement covering the shares to be issued to the convertible promissory note holders. The Warrants issued were valued at $121,000.

                     THE EXPERIENTIAL AGENCY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2004

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

On August 2, 2004, the Company entered into an asset purchase agreement with a floral and event d'cor company. The Company will purchase all the assets and assume certain liabilities of the entity for 800,000 shares of the Company's common stock.

                     Assets  Acquired
          Cash                                    $8,152
          Accounts  receivable                    18,050
          Inventories                             45,930
          Furniture                                1,500
          Goodwill                               349,120
                                                --------
                    Total                       $422,752
                                                ========

                       Liabilities  Assumed
          Accounts  payable                      $67,132
          Accrued  payroll                        11,205
          Withheld  and  accrued  taxes            3,015
          Line  of  credit                         5,400
                                                --------
                    Total                        $86,752
                                                ========

On September 13, 2004 note holders with $267,500 in notes and $1,679 of accrued interest converted their notes into 1,076,256 shares of the Company's Common stock in accordance with the Convertible Note Agreement.

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

                     THE EXPERIENTIAL AGENCY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2004

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED
------------------------------------------------------------------------


Cash  paid  during  the  years  for:
2004     2003
                                          Year                      Year
                         Quarter        to  Date      Quarter     to  Date
         Interest         $9,923        $19,391       $3,003       $9,004
         Income taxes     $ -0-         $ -0-         $ -0-        $ -0-

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

The  estimated  tax  provision  at September 30, 2004 consists of the following:

               Federal                    $190,000
               State                        17,067
                                          --------
                    Total                 $207,067
                                          ========

The tax provision for the third quarter 2004 includes a $28,175 credit for a correction to the provision computation in a previous quarter in 2004.

                     THE EXPERIENTIAL AGENCY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2004

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
--------------------------

On December 1, 2003 the Company renewed its Line of Credit agreement with a bank. The note for $200,000, is due on demand, and if no demand is made, the outstanding balance is due April 4, 2004. Interest varies at 0.5% over the Prime Rate as published in the Wall Street Journal. The rate at December 31, 2003 was 4.5. The note was paid in full on August 5, 2004. The balance of this note at September 30, 2004 and 2003 was $0 and $200,000 respectively.

On May 1, 2002, the Company entered into a loan agreement with a local bank for $417,000. The initial interest rate on the loan was 5.25% that varies at 0.5% over the Wall Street Journal Prime Rate. The rate at December 31, 2003 was 4.5%. The loan calls for 60 monthly payments of $7,933 including interest. The note was paid in full on August 5, 2004. The balance of this note at September 30, 2004 and 2003 was $0 and $314,829 respectively.

On August 13, 2004, the Company entered into a Line of Credit agreement with a bank for $750,000. The note is due August 12, 2005. Interest varies at 0.25% over the Bank's prime rate. The Company's assets secure the note. The draws are based on a borrowing base formula at 75% of eligible accounts receivable less than 90 days past due. The agreement required the payment of a $5,000 commitment fee. The balance outstanding under this agreement at September 30, 2004 was $0.

                     THE EXPERIENTIAL AGENCY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2004

NOTE 3 - NOTES PAYABLE - CONTINUED
----------------------------------

On June 29, 2004, the Company entered into a Convertible Promissory Note agreement with 5 unrelated entities for $2,500,000. The terms of the 5 notes are identical. The interest rate is 6%. The notes are convertible into the Company's common stock at a conversion rate of $0.25 per share. Conversion is at either the holder or Company's option. However, if the Company requests conversion it must convert with registered stock. The holder also received Class A and Class B Warrants (Note 4) and have agreed to purchase an additional $1,250,000 of convertible promissory notes within 5 days of the registration of the shares convertible under this agreement. On September 13, 2004 note holders with $267,500 in notes and $1,679 of accrued interest converted these notes into 1,076,256 shares of the Company's Common stock in accordance with the Convertible Note Agreement. The balance due at September 30, 2004 was $2,232,500.

Total  Long-Term  debt  at  September  30  is  as  follows:

                                     2004                2003
     Long-term  debt               $2,232,500          $314,829
     Less  Current  portion             (-0-)           (83,652)
                                   ------------      ------------
     Long-term  debt               $2,232,500          $228,396

Maturities  on  long-term  debt  at  September  30,  2004  are  as  follows:

          Year  ending  December  31,
                     2004                $   -0-
                     2005                    -0-
                     2006                 2,500,000
                     2007                    -0-
                     2008                    -0-

NOTE  4  -  EQUITY
------------------

COMMON  STOCK
-------------

The Company had 100,000,000 and 1,000 common shares authorized and 60,486,159 and 1,000 shares issued and outstanding at September 30, 2004 and 2003, respectively. Par value per share was $.001 per share at September 30, 2004. The shares outstanding at September 30, 2003 were no par value.

                     THE EXPERIENTIAL AGENCY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2004

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

TREASURY  STOCK
---------------

On March 11, 2004 the majority shareholder of the Company surrendered 459,375 shares of common stock in satisfaction of $372,500 of the officer's receivable. It is the intention of the Company to cancel these shares but this had not been accomplished at September 30, 2004. Accordingly, the earnings per share have been computed as if these shares were cancelled, while the shareholders' equity still shows the shares outstanding.

NOTE  5  -  RELATED  PARTIES
----------------------------

The Company has from time to time made advances to its principal stockholder and Chief Executive Officer. The advances are unsecured, and bear no interest. The total outstanding under this informal arrangement was $-0- and $297,978 at September 30, 2004 and 2003 respectively.

                     THE EXPERIENTIAL AGENCY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2004

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

                     THE EXPERIENTIAL AGENCY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2004

NOTE  5  -  COMMITMENTS  -  CONTINUED
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

On June 30, 2004 the Company entered into an eight-year lease for office space in Chicago. The lease terminates June 30, 2012. Lease payments are on a sliding scale as follows:

          Period                   Monthly  Rent
          Year  1                    $ 9,590
          Year  2                    $10,069
          Year  3                    $10,549
          Year  4                    $11,028
          Year  5                    $11,508
          Year  6                    $11,987
          Year  7                    $12,466
          Year  8                    $12,946

Future  minimum  payments  due  under  these  lease  agreements  are as follows:

         2004                       $325,803
         2005                       $380,334
         2006                       $348,066
         2007                       $335,423
         2008                       $219,906

                     THE EXPERIENTIAL AGENCY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2004

NOTE  6  -  EMPLOYMENT  AGREEMENTS
----------------------------------

On August 1, 2004, the Company entered into employment agreements with its Chief Executive Officer, its Chief Operating Officer, President and Secretary, and its Vice President of Operations and Treasurer. The agreements cover a 36-month period, define annual compensation, paid days off, and severance pay. The agreements also require the Company to maintain $1,000,000 of Directors and Officers Liability insurance. In the case of two of the agreements it provides as additional consideration 6,900,000 shares of the Company's common stock. These shares are subject to risk of forfeiture.

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

COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

     Sales revenue for the three months ended September 30, 2004 increased $391,465 (or 25%) to $1,954,415 as compared to $1,562,950 for the three months ended September 30, 2003. The increase in sales revenue was due to the acquisition of new clients and the expansion, as well as the Company's internal business development efforts.

     Cost of goods sold for the three months ended September 30, 2004 decreased $109,070 (or 11.1%) to $871,821 as compared to $980,891 for the three months ended September 30, 2003. The decrease in cost of goods sold was due to efficiencies the Company was able gain by leveraging its relationships with suppliers. Additionally, the Company's cost of good sold varies from quarter to quarter.

     Gross profit for the three months ended September 30, 2004 increased $500,535 (or 86%) to $1,082,594 as compared to $582,059 for the six months ended September 30, 2003. Gross profit as a percentage of sales ("gross profit margin") increased to 52% for the three months ended September 30, 2004, from 37% for the three months ended September 30, 2003. The increase in gross profit margin was due to the 11.1% decrease in cost of goods sold as compared to the 25% increase in sales revenue.

     Administrative expense for the three months ended September 30, 2004 increased $425,868 (or 41.2%) to $1,018,905 as compared to $593,037 for the three months ended September 30, 2003. The increase in administrative expense was due to the Company's expansion and preparation for completing strategic acquisitions as well as the hiring of additional management personnel.

     Income from operations for the three months ended September 30, 2004 increased $74,667 to $63,689 as compared to negative $10,978 for the three months ended September 20, 2003. The increase in income from operations is tied to organic revenue growth and increased profit for the 3rd quarter due to the Company's first acquisition.

     Other income was negative $18,101 for the three months ended September 30, 2004, as compared to other income of $3 for the three months ended September 30, 2003.

     Income before taxes for the three months ended September 30, 2004 increased $75,641 to $47,606 as compared to negative $28,035 for the three months ended September 30, 2003. The increase in income before taxes was due to the increases in sales and decreases in costs of goods sold.

     Tax provision was negative $11,989 for the three months ended September 30, 2004, compared to no tax provision for the three months ended September 30, 2003.

     We had net income of $59,595 for the three months ended September 30, 2004, as compared to a net loss of $28,035 for the three months ended September 30, 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

     Sales  revenue  for  the  nine  months  ended  September 30, 2004 increased
$3,478,829  (or  88.4%)  to  $7,415,082  as  compared to $3,936,253 for the nine months ended September 30, 2003. The increase in sales revenue was due to the acquisition of new clients and the expansion, as well as the Company's internal business development efforts.

     Cost of goods sold for the nine months ended September 30, 2004 increased $1,762,400 (or 74.4%) to $4,129,869 as compared to $2,367,469 for the nine months ended September 30, 2003. The increase in cost of goods sold was due to the increases in sales and variations from quarter to quarter.

     Gross profit for the nine months ended September 30, 2004 increased $1,716,429 (or 109%) to $3,285,213 as compared to $1,568,784 for the nine months ended September 30, 2003. Gross profit as a percentage of sales ("gross profit margin") increased to 44% for the nine months ended September 30, 2004, from 37% for the nine months ended September 30, 2003. The increase in gross profit margin was due to the 74.4% increase in cost of goods sold as compared to the 88.4% increase in sales revenue.

     Administrative expense for the nine months ended September 30, 2004 increased $1,330,389 (or 94%) to $2,745,817 as compared to $1,415,428 for the nine months ended September 30, 2003. The increase in administrative expense was due to the Company's expansion and preparation for completing strategic acquisitions as well as the hiring of additional management personnel.

     Income from operations for the nine months ended September 30, 2004 increased $386,040 (or 251%) to $539,396 as compared to $153,356 for the nine months ended September 20, 2003. The increase in income from operations is tied to organic revenue growth and increased profit for the 3rd quarter due to the Company's first acquisition.

     Other income was $43,866 for the nine months ended September 30, 2004, as compared to other expense of $297 for the nine months ended September 30, 2003.

     Income before taxes for the nine months ended September 30, 2004 increased $444,264 (or 338%) to $575,812 as compared to $131,548 for the nine months ended September 30, 2003. The increase in income before taxes was due to the increase in income from operations.

     Tax provision was $207,067 for the nine months ended September 30, 2004, compared to no tax provision for the nine months ended September 30, 2003.

     We had net income of $368,745 (or basic and diluted net income per share of $0.01) for the nine months ended September 30, 2004, as compared to net income of $131,548 for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2004, the Company's total current assets were $3,346,747, consisting of cash of $2,166,524, accounts receivable of $891,892, inventories of $286,452, prepaid expenses of $1,879, and officer's loans receivable of $0. The Company had from time to time made advances to its principal shareholder and Chief Executive Officer, which were unsecured and accrued no interest, however as of September 30, 2004, the total amount outstanding under these advances was $0.

     As of September 30, 2004, the Company had $63,927 in fixed assets, consisting of $119,792 in equipment, $45,605 in furniture and fixtures, $20,549 in leasehold improvements, less accumulated depreciation of $122,019.

     As of September 30, 2004, the Company had $746,858 of other assets, consisting of $360,273 as a discount on convertible notes payable, $37,465 of deposits, and $349,120 as goodwill.

     As of September 30, 2004, the Company's total current liabilities were $420,985, consisting of accounts payable of $65,759, accrued payroll of $60,430, withheld and accrued taxes of $277,725, and accrued interest of $17,071.

     As of September 30, 2004, the Company had $2,232,500 of long-term debt in the form of a note payable.

     Net working capital was $2,925,762 at September 30, 2004. The ratio of current assets to current liabilities was 7.94.

     The Company had a net increase in cash of $1,955,298 for the nine months ended September 30, 2004.

     Net cash used by operating activities was $26,029 for the three months ended September 30, 2004, as compared to net cash used by operating activities of $37,053 for the three months ended September 30, 2003. Net cash used by operating activities for the three months ended September 30, 2004 consisted of $59,595 net income for the quarter, $1,222 of depreciation, $33,252 of amortization of discounts on note payable, a $397,677 decrease in accounts payable, a $240,522 increase in inventories, a $1,879 increase in prepaid expenses, a decrease in officers loans of $30,740, a $287,943 increase in accounts payable, a $18,287 decrease in accrued payroll, a $18,634 decrease in withheld and accrued taxes, and a $18,750 increase in accrued interest.

     During the nine months ended September 30, 2004 net cash used by operating activities was $392,671 as compared to net cash provided by operating activities of $16,775 for the nine months ended September 30, 2003. Net cash used by operating activities for the nine months ended September 30, 2004 consisted of $368,745 net income for the quarter, $3,489 of depreciation, $33,252 of amortization of discounts on note payable, $5,940 of stock for services, a $692,223 increase in accounts payable, a $240,522 increase in inventories, a $1,879 increase in prepaid expenses, a increase in officers loans of $53,371, a $35,619 increase in accounts payable, a $7,816 decrease in accrued payroll, a $208,583 increase in withheld and accrued taxes, and a $18,750 increase in accrued interest.

     Net cash used by investing activities was $42,146 for the three months ended September 30, 2004, as compared to net cash provided by investing activities of $6,053 for the three months ended September 30, 2003. Net cash used by investing activities for the three months ended September 30, 2004 consisted of $43,646 used for the purchase of fixed assets offset by $1,500 provided by deposits.

     During the nine months ended September 30, 2004, net cash used by investing activities was $97,997 as compared to net cash used by investing activities of $0 for the nine months ended September 30, 2003. Net cash used by investing activities for the nine months ended September 30, 2004 consisted of $60,532 used to purchase fixed assets and $35,465 used to increase deposits.

     Net cash provided by financing activities was $665,812 for the three months ended September 30, 2004, as compared to net cash provided by financing activities of $25,510 for the three months ended September 30, 2003. Net cash provided by financing activities for the three months ended September 30, 2004 consisted of $127,512 used for discounts on convertible notes, $205,400 used on payments on line of credit, $1,250,000 provided by an increase in long-term debt, and $251,276 used for payments on long-term debt.

     During the nine months ended September 30, 2004, net cash provided by financing activities was $2,342,540 as compared to net cash provided by financing activities of $96,312 for the six months ended September 30, 2003. Net cash provided by financing activities for the nine months ended September 30, 2004, consisted of $615,000 provided from the sale of Common Stock, $121,000 provided from the sale of warrants, $393,525 used for discounts on convertible notes, $205,400 used for payments on a line of credit, $2,500,000 provided by an increase in long-term debt, and $294,535 used for payments on long-term debt.

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

As of the date of this Report, the Note Holders have purchased, and the Company has issued, all of the Convertible Notes having an aggregate principal amount of $2,500,000 which are convertible into an aggregate of 10,000,000 shares of Common Stock. Of the $2,500,000 that the Company owed, the Note Holders had converted $267,500 of principal and $1,679 of accrued interest into 1,076,256 shares of Common Stock as of September 30, 2004, leaving $2,232,500 due as of September 30, 2004 and as of the date of this filing have converted an additional $200,000 of principal and $2,883.33 of interest into 811,533 shares of Common Stock, leaving $2,033,000 still owed to the Note Holders as of the date of this filing.

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

The Company requires $1 to $3 million of financing to support strategic acquisitions and the current expansion plan for the next 18 to 24 months. This financing is in addition to $2.5 million already raised, as discussed above. At this time, no financing other than the $2.5 million commitment has been secured or identified. Our growth and continued operations could be impaired by limitations on our access to the capital markets. Without additional financing, we can continue our operations. However, if we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to pursue our expansion strategy. There can be no assurance that capital from outside sources will be available, or if such financing is available, it may involve issuing securities senior to our Common Stock or equity financings which are dilutive to holders of our Common Stock. In addition, in the event we do not raise additional capital from conventional sources, it is likely that our growth will be restricted and we may need to scale back or curtail implementing our business plan.

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

     Need for Additional Financing. It is imperative that we raise $1 to $3 million of financing to implement our business plan, which is in addition to $2.5 million already raised. We recently received an aggregate of $2.5 million of Convertible Note financing from Alpha Capital, Stonestreet, Whalehaven, Greenwich, and Genesis. In connection with the Convertible Note financing, we issued Class A Warrants to purchase 5,000,000 shares of our Common Stock at an exercise price of $0.48 per share and Class B Warrants to purchase 10,000,000 shares of our Common Stock at an exercise price of $0.25 per share. At this time, no financing other than the $2.5 million commitment has been secured or identified. Our growth and continued operations could be impaired by limitations on our access to the capital markets. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to continue our business operations and pursue our expansion strategy. In the event we do not raise additional capital from conventional sources, there is every likelihood that we may need to scale back or curtail implementing our business plan.

     IF THERE'S A MARKET FOR OUR COMMON STOCK, OUR STOCK PRICE MAY BE VOLATILE. The market price of our Common Stock historically has fluctuated significantly based on, but not limited to, such factors as: general stock market trends, announcements of developments related to our business, actual or anticipated variations in our operating results, our ability or inability to generate new revenues, the significant number of shares of Common Stock in our public float, and conditions and trends in the event production industry and in the industries in which our customers are engaged.

Our Common Stock is traded on the Nasdaq OTCBB. In recent years the stock market in general has experienced extreme price fluctuations that have oftentimes have been unrelated to the operating performance of the affected companies. Similarly, the market price of our Common Stock may fluctuate significantly based upon factors unrelated or disproportionate to our operating performance. For example, the fifty-two (52) week high for our Common Stock was $1.80 on April 13, 2004, as compared to the fifty-two (52) low of $0.10 on October 5, 2004. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our Common Stock.

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

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not aware of any pending legal proceeding to which it is a party which is material to its business operations.

ITEM 2.  CHANGES IN SECURITIES

     (c) In July 2004, the Company issued 100,000 shares of Common Stock that were not registered under the Securities Act to an entity in exchange for one year's worth of Edgar filing services. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

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

     In August 2004, the Company issued 62,500 shares and 63,500 shares of Common Stock that were not registered under the Securities Act to an entity and an individual for introducing the Company to parties in connection with the Company's acquisition of Fiori discussed below under "Item 5. Other Information." The Company claims an exemption from registration afforded by
Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

     In August 2004, the Company issued 70,000 shares of Common Stock that were not registered under the Securities Act to an entity in connection with investor relations services. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

     In August 2004, the Company issued 1,400,000 shares and 4,500,000 shares of Common Stock that were not registered under the Securities Act to the Company's Chief Financial Officer and Chief Executive Officer, respectively pursuant to their employment agreements, discussed below under "Item 5." The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     In July 2004, as a result of two voting agreements entered into by Frank Goldstin, the control of the Company shifted to Joseph Wagner and Jean Wilson shareholders of the Company. Additionally, pursuant to a written consent of the directors and the majority shareholders without a meeting, the Company increased the number of Directors on its board of directors from One (1) to Three (3). Joseph Wagner and Jean Wilson were then appointed as Directors to fill those vacancies. Action was also taken by the board to appoint Frank Goldstin as Chief Executive Officer of the Company, Joseph Wagner as President, Chief Operating Officer, and Secretary of the Company, and Jean Wilson as Vice President of Operations and Treasurer of the Company.

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

     On September 3, 2004, the Company's SB-2 Registration Statement ("SB-2") was declared effective with the Securities and Exchange Commission. The SB-2 registered the resale of up to 150% of the shares of Common Stock issuable upon conversion of the Convertible Notes (or 15,000,000 shares), up to 5,000,000 shares of Common Stock issuable upon the exercise of the Class A Warrants, up to 10,000,000 shares of Common Stock issuable upon the exercise of the Class B Warrants, in connection with the Agreement, and up to 100,000 shares of Common Stock beneficially owned by Loev Corp. Filings (or an aggregate of 30,100,000 shares of Common Stock).

     In September 2004, the Company issued an aggregate of 1,076,693 shares of Common Stock to three entities in connection with the Agreement described under "Liquidity and Capital Recourses" discussed above, representing $267,500 of debt and $1,672 of interest owed as of that time to the Note Holders.

Subsequent  Events

     In October 2004, the Company's board of directors voted to amend the Company's articles of incorporation to change the name of the company to "XA, Inc." and such action will be ratified by the Company's shareholders at the upcoming annual shareholders' meeting.

     In October 2004, the Company hired Jake Spitz to be Director of Business Development in New York.

     In November 2004, the Company issued 811,533 shares of Common Stock to one entity in connection with the Agreement described under "Liquidity and Capital Resources" discussed above, representing $200,000 of debt and $2,883.33 of interest owed as of that time to the Note Holders.

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

     32.2           Certificate of the Principal Financial
                    Officer pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002                    *

* Filed Herein.

     b)     REPORTS ON FORM 8-K

The Company filed the following report on Form 8-K during the quarter for which this report is filed:

     (1) Form 8-K filed on July 7, 2004, to report that the Company secured $2,500,000 financing commitment from five (5) unrelated entities for the purchase of convertible promissory notes, and the issuance of Class A Warrants and Class B Warrants to purchase the Company's common stock. As well as the fact that the Company received $1,250,000 at the closing of this financing agreement for the purchase of convertible promissory notes.

     (2) Form 8-K filed on September 6, 2004, to report that as a result of two voting agreements entered into by Frank Goldstin, the control of the Company shifted to Joseph Wagner and Jean Wilson shareholders of the Company. Additionally the Company reported that on July 28, 2004 the majority stockholder of the Company increased the number of Directors on its Board from One (1) to Three (3). Joseph Wagner and Jean Wilson were then appointed as Directors to fill those vacancies. Action was also taken by the Board to appoint Frank Goldstin as Chief Executive Officer of the Company, Joseph Wagner as President, Chief Operating Officer, and Secretary of the Company, and Jean Wilson as Vice President of Operations and Treasurer of the Company.

     (3) Form 8-K filed on September 9, 2004, to report that the Company entered into an asset purchase with Fiori, Inc., a floral and event d cor company.

     (4) Form 8-K filed on April 30, 2004, to report that the Company secured a $2,500,000 financing commitment from five (5) unrelated entities for the purchase of convertible promissory notes, and the issuance of Class A Warrants and Class B Warrants to purchase the Company's common stock. Additionally, at that time the Company reported that the Company's SB-2 registration statement was declared effective on September 3, 2004.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   THE EXPERIENTIAL AGENCY, INC.

DATED: November 15, 2004                    By: /s/ Frank Goldstin
                                             ------------------------
                                             Frank Goldstin
                                             Chief Executive Officer