Form 10KSB
period 2004-12-31
XA, INC.
filed 2005-02-24
CIK 1132034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark  One)

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF  1934

                   For  the  fiscal  year  ended  December  31,  2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from             to
                                        -----------    -------------

                        Commission  file  number:  000-32885

                                    XA, INC.
         ---------------------------------------------------------------
        (Exact  name  of  small  business  issuer  as  specified in its charter)

               NEVADA                                    88-0471263
  (State  or  other  jurisdiction of           (IRS Employer Identification No.)
   incorporation  or  organization)

          875 North Michigan Avenue, Suite 2626, Chicago, Illinois 60611
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the most recent fiscal year ended December 31, 2004 were $8,544,659.

     The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of February 17, 2005, was approximately $2,173,127.

     As of February 22, 2005 the issuer had 3,516,250 shares of common stock, $.001 par value per share outstanding ("Common Stock").

                    Documents  Incorporated  by  Reference:  NONE

          Transitional  Small  Business  Disclosure  Format:  Yes  [ ]  No  [X]

                                    XA, INC.
                                   FORM 10-KSB
                          YEAR ENDED December 31, 2004
                                      INDEX

                                     Part  I

    Item  1.             Description  of  Business                             3

    Item  2.             Description  of  Property                            13

    Item  3.             Legal  Proceedings                                   13

    Item  4.             Submission  of  Matters  to  a  Vote  of
                         Security  Holders                                    13


                                     Part  II

    Item  5.             Market  for  Common  Equity  and  Related
                         Stockholder  Matters                                 14

    Item  6.             Management's  Discussion  and  Analysis  or
                         Plan  of  Operation                                  16

    Item  7.             Financial  Statements                                25

    Item  8.             Changes  in  and  Disagreements  with
                         Accountants  on  Accounting  and  Financial
                         Disclosure                                           38

    Item  8A.            Controls  and  Procedures                            38

    Item  8B             Other Information                                    38


                                    Part  III

    Item  9.             Directors,  Executive  Officers,  Promoters
                         and  Control  Persons;  Compliance  with
                         Section  16(a)  of  the  Exchange  Act               39

    Item  10.            Executive  Compensation                              43

    Item  11.            Security  Ownership  of  Certain  Beneficial
                         Owners and Management and Related Stockholder
                         Matters                                              44

    Item  12.            Certain  Relationships  and  Related
                         Transactions                                         46

    Item  13.            Exhibits  and  Reports  on  Form  8-K
                         (a)   Exhibits                                       47

                         (b)   Reports  on  Form  8-K                         48

    Item  14.            Principal  Accountant  Fees  and  Services
                         Signatures                                           49

                                     PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS

                SPECIAL  NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS

     Certain statements in this Annual Report on Form 10-KSB (this "Form 10 KSB"), including statements under "Item 1. Description of Business," and "Item
6. Management's Discussion and Analysis", constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of XA, Inc. ("XA", "the Company", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this form 10-KSB, unless another date is stated, are to December 31, 2004.

BUSINESS  DEVELOPMENT

     XA, Inc. (the "Company"), was originally incorporated in Nevada as Synreal Services Corp. ("Synreal") on August 28, 2000. The Company's business plan was to engage in the business of providing due diligence and administrative services for real estate syndications. Prior to entering into an Exchange Agreement, discussed below, and the consummation of the transactions thereunder, the Company was considered a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. Our principal executive offices are located at 875 North Michigan Avenue, Suite 2626, Chicago, Illinois 60611. Our telephone number is (312) 397-9100 and our fax number is (312) 573-1515.

     On December 4, 2003, Synreal, The Experiential Agency, Inc., formerly G/M Productions, Inc., an Illinois corporation ("Experiential") and the former Experiential shareholders entered into an Exchange Agreement (the "Exchange" or "Acquisition") whereby Experiential became a wholly-owned subsidiary of the Company and control of the Company shifted to the former Experiential shareholders. In addition, Frank Goldstin, the Company's Chief Executive Officer and a director of the Company, entered into a stock purchase agreement with the Company's former officers and directors, Brian Chelin and Jennifer Wallace. Synreal was considered a "shell" at the time of the Acquisition; therefore, the transaction was treated as a reverse merger.

     Effective February 2, 2004, the Company declared a 13 to 1 forward stock split. Effective December 9, 2004, the Company declared a 1 for 20 reverse stock split. The effects of the stock splits have been retroactively reflected in this Form 10-KSB unless otherwise stated.

     In June 2004, the Company entered into a Subscription Agreement (the "Subscription Agreement") with Alpha Capital Aktiengesellschaft ("Alpha Capital"), Stonestreet Limited Partnership ("Stonestreet"), Whalehaven Funds Limited ("Whalehaven"), Greenwich Growth Fund Limited ("Greenwich") and Genesis Microcap Inc. ("Genesis") (collectively the "Note Holders") to purchase convertible promissory notes having an aggregate principal amount of $2,500,000, a 6% annual interest rate, and a conversion price of $0.25 per share (the "Convertible Notes" or "Notes"). Following the reverse stock split on December 9, 2004, the conversion price of the Notes would have been $5.00 per share, however, the Company agreed to change the conversion price of the Notes to $2.00 per share.

      Alpha Capital, Stonestreet, Whalehaven, Greenwich, Genesis and Filings are collectively referred to herein as the "Selling Security Holders." Of the $2,500,000 in Convertible Notes issued to the Note Holders, $467,500 in principal and $4,555.67 in interest have been converted into a total of 94,412 post split shares, leaving $2,032,500 (not including any accrued interest) which can be converted into approximately 1,016,250 shares of Common Stock. The Subscription Agreement also provided for the issuance of warrants to purchase up to an aggregate of 250,000 shares of Common Stock, with an exercise price of $9.60 per share (the "Class A Warrants"), and warrants to purchase up to an aggregate of 500,000 shares of Common Stock, with an exercise price of $5.00 per share (the "Class B Warrants"). The Class A Warrants and the Class B Warrants are collectively referred to herein as the "Warrants". The Company did not agree to change the exercise price of the Class A Warrants or the exercise price of the Class B Warrants. The Class A Warrants expire Four (4) years from the date they were issued. The Class B Warrants are valid until March 2, 2005, at which time they expire.

     In June 2004, the Company also entered into a Consulting Agreement with Loev Corporate Filings, Inc. ("Filings") for Edgar filing services for one year in exchange for 5,000 shares of Common Stock, which was subsequently revised in January 2005, to include the Company's Edgar filing services until May 2006, for an additional 30,000 shares of the Company's Common Stock.

RECENT  AMENDMENTS  TO  THE  COMPANY'S  ARTICLES  OF  INCORPORATION

     The Company filed a Certificate of Amendment ("Certificate of Amendment") to its Articles of Incorporation with the Secretary of State of Nevada, which became effective December 9, 2004, to affect a name change, increase its authorized shares, affect a 1:20 reverse stock split, and reauthorize the par value of its common stock. The Certificate of Amendment affected a name change of the Company to "XA, Inc.", increased the authorized shares of the Company to Two Hundred Million (200,000,000) shares of common stock, and authorized the issuance of Ten Million (10,000,000) shares of preferred stock. As a result of the 1:20 reverse stock split affected in the Certificate of Amendment, the Company now has Ten Million (10,000,000) shares of Common Stock and Five Hundred Thousand (500,000) shares of Preferred Stock authorized.

     The Company designated three (3) shares of Preferred Stock, $.001 par value per share on December 28, 2004 (the "Series A Preferred Stock"). The Series A Preferred Stock has no dividend rights, no liquidation preference, and no conversion or redemption rights. However, the three (3) shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. For example, if there are 10,000,000 shares of the Company's common stock issued and outstanding at the time of a shareholder vote, the holders of Series A Preferred Stock, voting separately as a class, will have the right to vote an aggregate of 10,400,000 shares, out of a total number of 20,400,000 shares voting. Additionally, the Company shall not adopt any amendments to the Company's Bylaws, Articles of Incorporation, as amended, make any changes to the Certificate of Designations establishing the Series A Preferred Stock, or effect any reclassification of the Series A Preferred Stock, without the affirmative vote of at least 66-2/3% of the outstanding shares of Series A Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designations that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock. Frank Goldstin, Joseph Wagner and Jean Wilson, who each serve as executive officers of the Company, were each issued one (1) share of Series A Preferred Stock. Business of the Company

BUSINESS  OF  THE  COMPANY

     The Company, through its wholly-owned subsidiary, Experiential, is a comprehensive event marketing, design and production services agency. With full-service offices in Chicago and New York City as well as a sales office in Los Angeles, XA is a leading provider of event services on an outsourced basis for corporations, associations and other organizations in the United States and abroad. XA provides its clients with a single source to their business communications and event planning needs.

     For fifteen (15) years, XA has worked with clients around the globe to design and produce strategic multidimensional, highly stylized and integrated event programs. During the fiscal year ended December 31, 2004, XA planned and executed over one hundred (100) events that were attended by more than an aggregate of approximately twenty thousand (20,000) people in the United States and foreign markets.

     XA focuses on strategic growth that includes, among other things, the acquisition and development of targeted business communications and event management companies in key regions throughout the United States. XA has developed a vertically integrated infrastructure that it believes will enhance its ability to continue to provide event services on a national basis. In order to provide its clients with a single source solution to their event planning needs, XA offers a wide range of services that encompass the event planning process including general management, concept creation, content creation and execution. XA believes that its vertically integrated organization, creative talent, technological leadership and its willingness to commit capital to acquire or develop proprietary exhibitions and special events are competitive advantages in fragmented industry in which most vendors provide a limited set of services on a local basis.

Industry  and  Market  Overview

     According to an event marketing study conducted by PROMO Magazine in 2004, and published in its January 1, 2005 edition, marketers spent $152 billion in event marketing in 2003, up approximately 15% since 2002. Additionally, PROMO reported that in 2003, budgets for event marketing reached an average of $901,935. The events industry in the United States is highly fragmented with several local and regional vendors that provide a limited range of services in two main segments: 1) business communications and event management; and 2) meeting, conferences and trade shows. The industry also consists of specialized vendors such as production companies, meeting planning companies, and destination logistics companies that may offer their services outside of the events industry.

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

Content  Creation

     After the concept for an event is created, XA's professionals work to develop and produce the client's message. XA provides the following content creation services:

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

Full  Service  Offices

     XA operates two full-service offices located in Chicago and New York City as well as a sales office in Los Angeles. Chicago is home to XA's headquarters, which serves as the centralized base for administration and purchasing. XA opened the Los Angeles and New York City offices during 2003. XA chose to open offices in New York City and Los Angeles to better serve its national client base by providing existing clients with local offices and staff to coordinate and provide ongoing integrated communication services. In addition, by having local offices operating in New York City and Los Angeles, XA is better able to acquire new clients and business opportunities through aggressive local business development activities.

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

     XA believes that substantial opportunities exist to expand relationships with existing clients by cross-selling the full range of XA's services, building out its national office network and expanding XA's service offerings, particularly with respect to XA events, multimedia and corporate branding capabilities. XA seeks to capitalize on the services provided to one division or operation of a client by selling its services to other divisions or operations, including their foreign operations. XA initiated an advertising and public relations program to enhance its brand recognition in the marketplace.

     As organizations focus on their core competencies and seek to improve the professionalism, creativity and cost-efficiency of their events, XA believes they will continue to outsource the management of events. XA believes that many opportunities exist to add new clients with large-scale business communications and event management needs. XA seeks relationship-building opportunities through client referrals and its internal sales force.

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

     As part of the Company's growth strategy, the Company purchased all of the assets of Fiori, Inc. an event decor company ("Fiori"), in August 2004, in exchange for 40,000 restricted shares of the Company's Common Stock and the assumption of certain liabilities of Fiori. Included in the assets purchased by the Company were accounts receivable, floral inventory, and glassware. Excluded from the sale of assets were insurance policies, claims for tax refunds, employee plans, and all real estate held by Fiori or affiliated entities. Additionally, the Company agreed to assume certain liabilities of Fiori, including accounts payable, accrued payroll, and customer deposits.

Creative  Talent

     A primary value that XA brings to its clients is the creative talent, energy and commitment of its employees. XA seeks to attract and retain the best personnel by developing attractive compensation, benefits and training programs and providing long-term career opportunities that its smaller competitors cannot duplicate. XA has twenty-six (26) full-time and thirty (30) part-time employees.

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

     Breaking the traditional mold can be a hard sell to a conservative client, but when XA's team can demonstrate how hosting one large, memorable event can save $250,000 from the marketing budget, and, most importantly, have a greater impact on attendees, the client understands the value of XA marketing.

     To execute XA's expansion plans, XA has also recruited a number of senior executives with broad and diverse experience managing rapidly growing national and international businesses.

Centralized  Administration  and  Purchasing

     XA has centralized its administrative and purchasing functions to enhance cost efficiency and quality control. The corporate headquarters in Chicago are the center for administration, MIS, finance, accounting and human resources. XA has a national client base. XA oftentimes plans and executes multiple events for different national clients in a single geographic location. XA negotiates through the Chicago office with local vendors in these geographic locations for the provision of services to its national clients. XA repeatedly uses the same vendors in these local markets. XA believes that it enjoys purchasing power and economies of scale greater than that available to its local competitors.

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

Sales  and  Marketing

     XA's client list is comprised of a diverse mix of corporations, associations, universities and governmental entities. XA has a separate sales force that targets users of business communications and event management services. XA's senior management team and executive producers of events are frequently influential in establishing and expanding new client relationships. Sales personnel are compensated through a commission plan based on a percentage of either gross profits or gross revenues.

     XA's sales force comprises six (6) full-time sales people who identify prospects, respond to requests for proposals and create solutions to clients' requests. XA has created compensation incentives to encourage the sales force to sell XA's wide range of services. New business is generated by:

     * Pursuing client referrals from existing clients and other business contacts,
     *    Expanding  sales to existing clients by providing additional services;
     *    New  client  solicitation;  and
     *    Strategic  acquisitions.

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

     XA has also initiated an advertising and corporate branding initiative to enhance its brand recognition in the marketplace. Under this program, XA has restructured its website and marketing materials.

Intellectual  Property

     The Company is the owner of the proprietary trademark, "The Experiential Agency(R)." Additionally, the Company also owns the following internet domain names:

     *  www.gmproductions.com
     *  www.gmproductions.com
     *  www.gmprodutions.net
     *  www.expagency.com
     *  www.experientialagency.com

     The Company does not own any patents or licenses related to its products or services.

     The  Company  has  filed  for  a  trademark  for  "XA".

Subsequent  Events

     On January 3, 2005, in furtherance of the Company's growth through acquisition strategy, the Company entered into an Asset Acquisition Agreement to purchase substantially all of the assets of Musters & Company, Inc., a New York corporation ("Musters"), an event planning and decor company whose operations are located in the floral district in New York, in exchange for 150,000 restricted shares of the Company's Common Stock and the assumption of the leases of Musters. Included in the assets purchased by the Company were copyrights, contract rights, customer lists, goodwill, leasehold improvements, leases, permits, fixed assets, software, trademarks, trade names, trade secrets, internet domains, and phone numbers. Excluded from the sale of assets were accounts receivable, insurance policies, claims for tax refunds, employee benefit plans (or interests therein) and all real estate (excluding leasehold improvements) either held by Musters or an affiliated entity.

     The Company entered into an Agreement with its attorney, David M. Loev, Attorney at Law ("Attorney") in January 2005, whereby Attorney agreed to perform legal services for the Company until December 2005, for the payment of $8,250 per month plus reimbursement for expenses and 65,000 shares of the Company's Common Stock, which the Company agreed to register pursuant to an S-8 Registration Statement.

     On February 17, 2005, Frank Goldstin resigned as the Company's Chief Executive Officer. Also on February 17, 2005, Joseph Wagner the Company's President resigned as Chief Operating Officer and was appointed as the Company's Chief Executive Officer by the Company's Board of Directors to fill the vacancy left by Mr. Goldstin and Jean Wilson, the Company's VP of Operations was appointed as the Company's Chief Operating Officer to fill the vacancy left by Mr. Wagner.

ITEM  2.  DESCRIPTION  OF  PROPERTY

     The Company's corporate headquarters are located in Chicago, Illinois. In July 2004, the Company entered into an eight-year lease of approximately 4,600 square feet of office space for its corporate headquarters. The Company's current lease commitment is $9,590 per month.

     In August 2003, the Company opened an office in New York City. The Company leases this office space from Thom Filicia, Inc. pursuant to a five year sublease. The Company's current lease commitment is $1,250 per month plus the obligation to pay utilities.

     The Company also has offices in Los Angeles, California. On January 15, 2004, the Company entered into a four-year and seven-month lease for this office space from Gilmore North Market, LLC. The Company's current lease commitment is $1700 per month plus the obligation to pay utilities.

ITEM  3.  LEGAL  PROCEEDINGS

     The Company is not a party to, and its properties are not the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The Company filed a Certificate of Amendment ("Certificate of Amendment") to its Articles of Incorporation with the Secretary of State of Nevada, which became effective December 9, 2004, to affect a name change, increase its authorized shares, affect a reverse stock split, and reauthorize the par value of its common stock. The Certificate of Amendment affected a name change of the Company to "XA, Inc.", increased the authorized shares of the Company to Two Hundred Million (200,000,000) shares of common stock, and authorized the issuance of Ten Million (10,000,000) shares of preferred stock. As a result of the 1:20 reverse stock split affected in the Certificate of Amendment, the Company now has Ten Million (10,000,000) shares of Common Stock and Five Hundred Thousand (500,000) shares of Preferred Stock authorized.

     The Certificate of Amendment was approved at the Company's annual meeting ("Meeting") held December 3, 2004. The number of shares of the Company outstanding as of the record date of the Meeting was 3,298,555 post-reverse stock split shares and the number of shares entitled to vote at the Meeting was the same. The number of shares which voted to approve the Amendment was 2,114,232 post reverse stock split shares, which represented a majority of the issued and outstanding shares of the Company.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     "Bid" and "asked" offers for the common stock are listed on the NASDAQ OTC-Bulletin Board published by the National Quotation Bureau, Inc. The Company's common stock began regular trading during the third quarter of the fiscal year ended December 31, 2003. The trading symbol for the Common Stock was originally "SYSC", and was changed to "EXAG" in connection with the Company's name change on December 11, 2003, and was later changed to "XAIN" in connection with the Company's name change on December 9, 2004.

     The following table sets forth the high and low bid prices for the Company's common stock for the periods indicated as reported by the NASDAQ OTC-Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                      BID PRICES*
               QUARTER  ENDED                    HIGH             LOW
               --------------                    ----             ---

               December  31,  2004  (1)          $4.20          $1.55
               September  30,  2004             $16.20          $2.40
               June  30,  2004                  $36.00          $8.00
               March  31,  2004  (2)            $27.60          $1.25
               December  31,  2003               $0.08          $0.08
               September  30,  2003              $0.08          $0.08

* The high and low bid prices listed retroactively take into account the stock splits listed under footnote (1) and (2) below.
(1) The Company affected a 1 for 20 reverse stock split effective December 9, 2004.
(2) The Company affected a 13 to 1 forward stock split effective February 2, 2004.

    There were 39 holders of record of the Common Stock as of February 22, 2005. The Company has never paid a cash dividend on its Common Stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend. The Company's Common Stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act. In general, a security which is not quoted on NASDAQ or has a market price of less than $5.00 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus, the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny
Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     In December 2004, the Company issued 27,112 post split restricted shares of the Company's Common Stock to Nine (9) employees in consideration of services provided to the Company. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and no resale and the Company took appropriate measures to restrict transfer.

     On December 28, 2004, the Company's Board of Directors approved the issuance of Three (3) shares of Series A Preferred Stock, One (1) each to Frank Goldstin, Jean Wilson, and Joseph Wagner for services rendered in a transaction that was not be registered under the Securities Act of 1933. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and no resale and the Company took appropriate measures to restrict transfer.

Recent  Sales  of  Registered  Securities

     In November 2004, the Company issued 40,577 post reverse shares of the Company's Common Stock to Greenwich in connection with a conversion of their Convertible Notes.

        ISSUANCES SUBSEQUENT TO THE THREE MONTHS ENDED DECEMBER 31, 2004

In February 2005, the Company issued 150,000 post reverse-split restricted shares of the Company's Common Stock to Musters & Company, Inc., in connection with an Asset Acquisition Agreement. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and no resale and the Company took appropriate measures to restrict transfer.

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

OVERVIEW

     On December 4, 2003, the Company acquired 100% of the outstanding shares of Experiential pursuant to the Exchange. As a result of the Exchange, the business of Experiential became the business of the Company, control of the Company shifted to the former Experiential shareholders, and the Company subsequently changed its name to The Experiential Agency, Inc. For the last fifteen (15) years, Experiential has been engaged in the business of organizing, promoting and managing events such as business and trade shows, conventions, conferences and meetings for corporations, associations and other organizations in the U.S. and abroad. The Company later changed its name to XA, Inc.

In June 2004, the Company received $1.25 million of debt financing. In September 2004, the Company received an additional $1.25 million of debt financing.

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

COMPARISON  OF  OPERATING  RESULTS

FISCAL YEAR ENDED DECEMBER 31, 2004 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2003

     Sales revenue for the fiscal year ended December 31, 2004 increased $3,075,764 (or 56.2%) to $8,544,659 as compared to $5,468,895 for the fiscal year ended December 31, 2003. The increase in sales revenue was due to the acquisition of new clients and the expansion, as well as the Company's internal business development efforts.

     Cost of goods sold as a percentage of revenue for the year ended December 31, 2004 increased to 72.6% of gross revenue at $6,206,254 as compared to 62% of gross revenue at $3,388,816 for the fiscal year ended December 31, 2003. Costs of goods sold increased 83.1% for the fiscal year ended December 31, 2004 compared to the fiscal year ended December 31, 2003. The increase in cost of goods sold was due to the increase in sales and increased venue and entertainer expenses for larger productions which had lower margins, as well as variations in the Company's costs of good sold from quarter to quarter.

     Gross profit as a percentage of sales ("gross profit margin") decreased to 27.4% for the fiscal year ended December 31, 2004 from 38.0% for the fiscal year ended December 31, 2003. The decrease in gross profit margin was due to the 56.2% increase in sales revenue that was offset by the 83.1% increase in cost of goods sold.

     General and administrative ("G&A") expenses increased $1,694,432 (or 83.7%) to $3,718,794 for the fiscal year ended December 31, 2004 compared to $2,024,362 for the year ended December 31, 2003. The increase in administrative expense was principally attributed to costs associated with the capital campaign, the addition of key personnel, acquisition costs, platform development integral to our business plan, and accounting and legal professional fees.

     The Company had a loss from operations of ($1,380,389) for the fiscal year ended December 31, 2004, compared to income from operations of $55,717 for the year ended December 31, 2003. This was mainly attributable to greater increases in G&A expenses and costs of good sold compared to the increase in revenues for the year ended December 31, 2004.

     Other income and expenses was $17,372 for the year ended December 31, 2004, consisting of $41,865 of other income and ($24,493) of other expenses, compared to ($41,433) for the year ended December 31, 2003, which consisted of $750 of other income and ($42,183) of other expenses.

     The Company had a net loss of ($838,017) for the year ended December 31, 2004 as compared to net income of $14,284 for the year ended December 31, 2003. Net loss was principally attributed to costs associated with a capital campaign, the addition of key personnel, acquisition costs, platform development integral to our business plan, and accounting and legal professional fees.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As  of  December  31,  2004,  the  Company's  total  current  assets  were
$1,774,810, which consisted of $1,037,117 of cash, $459,029 of accounts receivable, $186,606 of inventories, $2,734 of prepaid expenses, and $89,324 of prepaid employment contract. The prepaid employment contract consisted of 225,000 shares of the Company's Common Stock which were issued to the Company's President, Joseph Wagner and 70,000 shares of the Company's restricted Common Stock which were issued to the Company's Vice President of Operations, Jean Wilson, in August 2004, in consideration of their services to the Company. Of Mr. Wagner's 225,000 restricted shares, 75,000 became fully vested as of December 31, 2004, and the remaining 150,000 are subject to a risk of forfeiture. Of Ms. Wilson's 75,000 restricted shares, 25,000 became fully vested as of December 31, 2004, and the remaining 50,000 are subject to a risk of forfeiture.

     The Company had working capital of $936,994 and a ratio of current assets to current liabilities of 2.12.

     The Company had fixed assets of $124,440 as of December 31, 2004, which consisted of equipment of $166,463, furniture and fixtures of $42,175, and leasehold improvements of $40,735, offset by ($124,933) in accumulated depreciation.

     The Company had other assets of $1,844,279 as of December 31, 2004, which consisted of $310,574 discount on convertible notes payable, $525,000 of deferred taxes, $162,291 of prepaid employment bonus, $38,180 of deposits, and $808,234 of goodwill. The prepaid employment bonus consisted of an employment contract entered into with the President of Musters & Company, Inc. in connection with an Asset Acquisition Agreement.

     The Company had total assets of $3,743,529 as of December 31, 2004, which consisted of current assets of $1,774,810, fixed assets of $124,440, and other assets of $1,844,279.

     The Company had current liabilities of $837,816 as of December 31, 2004, which consisted of $246,126 of accounts payable, $17,798 of accrued payroll, $4,206 of withheld and accrued taxes, and $569,686 of unearned interest.

     The Company had total long term debt of $2,032,500 for the year ended December 31, 2004, which consisted of a note payable. This amount consists of Convertible Notes held by five (5) unrelated parties. Each Note accrues interest at 6% per year and is convertible into the Company's Common Stock at $2.00 per share. The Notes can therefore be converted into 1,016,250 shares of the Company's Common Stock as of December 31, 2004.

     The Company had net cash used by operating activities of ($1,205,041) for the year ended December 31, 2004, which consisted of a net loss of ($838,017), provision for deferred taxes of ($525,000), depreciation of $6,403, amortization of discounts on note payable of $117,914, stock for services of $40,750, increase in accounts receivable of ($259,360), increase in inventories of ($140,676), increase in prepaid expenses of ($2,734), increase in officers loans of ($53,371), increase in prepaid employment contracts of ($150,000), increase in accounts payable of $150,409, decrease in withheld and accrued taxes of $64,936, and increase in unearned revenue of $564,025.

     The Company had net cash used by investing activities of ($283,753) for the year ended December 31, 2004, which consisted of ($96,812) of purchase of fixed assets, ($148,761) of increase in goodwill, and ($38,180) of increase in deposits.

     The Company had $2,211,259 of net cash used by financing activities for the year ended December 31, 2004, which consisted of sales of common stock of $615,000, sale of warrants of $121,000, increase in discounts on convertible notes ($525,805), payments on line of credit ($205,400), increase in long-term debt of $2,500,000 and payments on long-term debt of ($294,536).

     The Company requires $1 to $3 million of financing to support strategic acquisitions and the current expansion plan for the next 18 to 24 months. This financing is in addition to $2.5 million already raised. We recently received an aggregate of $2.5 million of Convertible Note financing from five (5) unrelated parties. In connection with the Convertible Note financing, we issued Class A Warrants to purchase 250,000 shares of our Common Stock at an exercise price of $9.60 per share and Class B Warrants to purchase 500,000 shares of our Common Stock at an exercise price of $5.00 per share. There is currently $2,032,500 remaining under the Notes, of which approximately one-half is due in June 2006 and one-half is due in September 2006. Currently the Company does not have enough cash on hand to pay the amounts due on the Notes.

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

     As of the date of this Report, the Note Holders have purchased, and the Company has issued, all of the Convertible Notes having an aggregate principal amount of $2,500,000. Of the $2,500,000 that the Company owed, the Note Holders had converted $267,500 of principal and $1,679 of accrued interest into 53,835 post split shares of Common Stock as of September 30, 2004, leaving $2,232,500 (excluding accrued interest) due as of September 30, 2004 and as of the date of this filing have converted an additional $200,000 of principal and $2,883.33 of interest into 40,577 shares of Common Stock, leaving $2,032,500 still owed to the Note Holders as of the date of this filing.

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

     At this time, no financing has been secured. The Company has no commitments from officers, directors or affiliates to provide funding. Our growth and continued operations could be impaired by limitations on our access to the capital markets. Without additional financing, we can continue our operations. However, if we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to pursue our expansion strategy and repay the Notes. There can be no assurance that capital from outside sources will be available, or if such financing is available, it may involve issuing securities senior to our Common Stock or equity financings which are dilutive to holders of our Common Stock. In addition, in the event we do not raise additional capital from conventional sources, it is likely that our growth will be restricted and we may need to scale back or curtail implementing our business plan.

                                  RISK FACTORS
                                ----------------

                          RISKS RELATING TO THE COMPANY

WE  HAVE  A PRESENT NEED FOR CAPITAL IN ADDITION TO $2.5 MILLION ALREADY RAISED.
-----------------------------------------------------------------------------

     It is imperative that we raise $1 to $3 million of financing to implement our business plan, which is in addition to $2.5 million already raised. During 2004, we received an aggregate of $2.5 million of Convertible Note financing from five (5) unrelated parties. In connection with the Convertible Note financing, we issued Class A Warrants to purchase 250,000 shares of our Common Stock at an exercise price of $9.60 per share and Class B Warrants to purchase 500,000 shares of our Common Stock at an exercise price of $5.00 per share. At this time, no additional financing has been secured. Our growth and continued operations could be impaired by limitations on our access to the capital markets. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to continue our business operations and pursue our expansion strategy. In the event we do not raise additional capital from conventional sources, there is every likelihood that we may need to scale back or curtail implementing our business plan.

WE  HEAVILY  DEPEND  ON  FRANK  GOLDSTIN,  JOSEPH  WAGNER  AND  JEAN  WILSON.
-----------------------------------------------------------------------------

   The success of the Company heavily depends upon the personal efforts and abilities of Frank Goldstin, Joseph Wagner and Jean Wilson. Mr. Goldstin served as the Company's Chief Executive Officer during the time period of this report, and as a Director of the Company pursuant to an employment agreement with the Company. Mr. Goldstin resigned as Chief Executive Officer of the Company effective February 17, 2005. Joseph Wagner has entered into a consulting agreement with the Company whereby Mr. Wagner serves as the Company's, President and Secretary. During the time period of this report Mr. Wagner also served as the Company's Chief Operating Officer, and as of February 17, 2005, he will serve as the Company's Chief Executive Officer. Mr. Wagner is also a director of the Company. Mr. Wagner may engage in business activities or interests outside of the Company which are not adverse or competitive to the Company. Jean Wilson, serves as the Company's Treasurer and as a director of the Company pursuant to an employment agreement with the Company. Additionally, during the time period of this report, Ms. Wilson served as Vice President of Operations for the Company, and was appointed as Chief Operating Officer of the Company on February 17, 2005. Mr. Goldstin, Mr. Wagner and Ms. Wilson may voluntarily terminate their employment at any time. The loss of Mr. Goldstin, Mr. Wagner, Ms. Wilson or other key employees could have a material adverse effect on our business, results of operations or financial condition. In addition, the absence of Mr. Goldstin, Mr. Wagner or Ms. Wilson may force us to seek a replacement who may have less experience or who may not understand our business as well, or we may not be able to find a suitable replacement.

OUR ABILITY TO OPERATE SUCCESSFULLY AND MANAGE OUR POTENTIAL GROWTH DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN HIGHLY QUALIFIED TECHNICAL, MANAGERIAL, SALES, MARKETING AND FINANCIAL PERSONNEL.
--------------------------------------------------------------------------------

   The Company's success heavily depends upon its ability to attract and retain highly qualified technical, managerial, sales, marketing and financial personnel. The Company faces competition for qualified personnel in these areas. The Company cannot be certain that it will be able to attract and retain qualified personnel. The Company's inability to hire and retain additional qualified personnel in the future could have a material adverse effect on our business, results of operations or financial condition.

OUR  INDUSTRY  IS  HIGHLY  COMPETITIVE.
---------------------------------------

   The event production industry is highly competitive and fragmented. The Company expects competition to intensify in the future. The Company competes in each of its markets with numerous national, regional and local event production companies, many of which have substantially greater financial, managerial and other resources than those presently available to the Company. Numerous well-established companies are focusing significant resources on providing event marketing, design and production services that will compete with the Company's services. No assurance can be given that the Company will be able to effectively compete with these other companies or that competitive pressures, including possible downward pressure on the prices it charges for its products and services, will not arise. In the event that the Company cannot effectively compete on a continuing basis or competitive pressures arise, such inability to compete or competitive pressures will have a material adverse effect on the companies business, results of operations and financial condition.

OUR  GROWTH  WILL  PLACE  SIGNIFICANT  STRAINS  ON  OUR  RESOURCES.
-------------------------------------------------------------------

     The Company's growth is expected to place a significant strain on the Company's managerial, operational and financial resources as Frank Goldstin, Joseph Wagner and Jean Wilson were our only officers during the period of this report, and Mr. Goldstin resigned as an officer of the Company subsequent to this report. The Company has limited employees in addition to its small number of officers. Further, as the Company receives contracts, the Company will be required to manage multiple relationships with various customers and other third parties. These requirements will be exacerbated in the event of further growth of the Company or in the number of its contracts. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company will be able to achieve the rapid execution necessary to successfully offer its services and implement its business plan. The Company's future operating results will also depend on its ability to add additional personnel commensurate with the growth of its business. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be adversely affected.

FRANK GOLDSTIN, JOSEPH WAGNER AND JEAN WILSON CAN VOTE AN AGGREGATE OF 81.8% OF OUR COMMON STOCK AND CAN EXERCISE CONTROL OVER CORPORATE DECISIONS.
----------------------------------------------------------------------------

     Frank Goldstin, Joseph Wagner and Jean Wilson can vote an aggregate of 5,617,930 shares (or 81.8%) of our outstanding Common Stock which includes 3,503,700 votes due to their aggregate ownership of Series A Preferred Stock. Frank Goldstin entered into voting agreements with Joseph Wagner and Jean Wilson with respect to a total of 1,088,480 shares of Common Stock owned by Mr. Goldstin. The general affect of the voting agreements is that Mr. Wagner and Ms. Wilson can vote 544,240 and 544,240 shares, respectively, out of 1,633,032 shares of Common Stock owned by Mr. Goldstin in addition to Common Stock that Mr. Wagner and Ms. Wilson otherwise respectively own. Mr. Goldstin retained the right to vote 544,552 shares of Common Stock. Additionally, on December 28, 2004, the Company's Board of Directors approved the issuance of Three (3) shares of Series A Preferred Stock, One (1) each to Frank Goldstin, Jean Wilson, and Joseph Wagner for services rendered. The three shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. Accordingly, Mr. Goldstin, Joseph Wagner and Jean Wilson will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control, regardless of whether their aggregate Common Stock ownership falls below 50%. The interests of Mr. Goldstin, Mr. Wagner and Ms. Wilson may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

                       RISKS RELATING TO OUR COMMON STOCK
                       -----------------------------------

THE  MARKET  PRICE  OF  OUR  COMMON  STOCK  HISTORICALLY  HAS  BEEN  VOLATILE.
-----------------------------------------------------------------------------

     The market price of our Common Stock historically has fluctuated significantly based on, but not limited to, such factors as general stock market trends, announcements of developments related to our business, actual or anticipated variations in our operating results, our ability or inability to generate new revenues, conditions and trends in the event production industry and in the industries in which our customers are engaged.

   Our Common Stock is traded on the OTCBB under the symbol XAIN. In recent years, the stock market in general has experienced extreme price fluctuations that have oftentimes been unrelated to the operating performance of the affected companies. Similarly, the market price of our Common Stock may fluctuate significantly based upon factors unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our Common Stock.

THE COMPANY HAS ESTABLISHED BLANK CHECK PREFERRED STOCK WHICH CAN BE DESIGNATED BY THE COMPANY'S BOARD OF DIRECTORS WITHOUT SHAREHOLDER APPROVAL.
-----------------------------------------------------------------------------

     The Company has 500,000 shares of blank check preferred stock authorized. The shares of preferred stock of the Company may be issued from time to time in one or more series, each of which shall have distinctive designation or title as shall be determined by the Board of Directors of the Company ("Board of Directors") prior to the issuance of any shares thereof. The preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by the Board of Directors. Because the Board of Directors is able to designate the powers and preferences of the preferred stock without the vote of a majority of the Company's shareholders, shareholders of the Company will have no control over what designations and preferences the Company's preferred stock will have. As a result of this fact the Company's shareholders will have less control over the designations and preferences of the preferred stock and as a result the operations of the Company.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE COMMISSION WHICH LIMITS THE TRADING MARKET IN OUR COMMON STOCK, MAKES TRANSACTIONS IN OUR COMMON STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR COMMON STOCK.
--------------------------------------------------------------------------------

     Our Common Stock is considered a "penny stock" as defined in Rule 3a51-1 promulgated by Commission under the Securities Exchange Act of 1934. In general, a security which is not quoted on NASDAQ or has a market price of less than $5 per share where the issuer does not have in excess of $2,000,000 in net tangible assets is considered a penny stock. The Commission's Rule 15g-9 regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus, the rules affect the ability of broker-dealers to sell our Common Stock should they wish to do so because of the adverse effect that the rules have upon liquidity of penny stocks. Unless the transaction is exempt under the rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for our Common Stock may be adversely affected by limiting the ability of broker-dealers to sell our Common Stock and the ability of purchasers to resell our Common Stock.

     In addition, various state securities laws impose restrictions on transferring "penny stocks" and as a result, investors in the Common Stock may have their ability to sell their shares of the Common Stock impaired.

THE  COMPANY  HAS  NOT  PAID  ANY  CASH  DIVIDENDS.
---------------------------------------------------

   The Company has paid no cash dividends on its Common Stock to date and it is not anticipated that any cash dividends will be paid to holders of the Company's Common Stock in the foreseeable future. While the Company's dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance the future expansion of the Company.

OUR ARTICLES OF INCORPORATION, AS AMENDED, AND BYLAWS LIMIT THE LIABILITY OF, AND PROVIDE INDEMNIFICATION FOR, OUR OFFICERS AND DIRECTORS.
-------------------------------------------------------------------

   Our Articles of Incorporation, as amended, generally limit our officers' and directors' personal liability to the Company and its stockholders for breach of fiduciary duty as an officer or director except for breach of the duty of loyalty or acts or omissions not made in good faith or which involve intentional misconduct or a knowing violation of law. Our Articles of Incorporation, as amended, and Bylaws provide indemnification for our officers and directors to the fullest extent authorized by the Nevada General Corporation Law against all expense, liability, and loss, including attorney's fees, judgments, fines excise taxes or penalties and amounts to be paid in settlement reasonably incurred or suffered by an officer or director in connection with any action, suit or proceeding, whether civil or criminal, administrative or investigative (hereinafter a "Proceeding") to which the officer or director is made a party or is threatened to be made a party, or in which the officer or director is involved by reason of the fact that he or she is or was an officer or director of the Company, or is or was serving at the request of the Company as an officer or director of another corporation or of a partnership, joint venture, trust or other enterprise whether the basis of the Proceeding is alleged action in an official capacity as an officer or director, or in any other capacity while serving as an officer or director. Thus, the Company may be prevented from recovering damages for certain alleged errors or omissions by the officers and directors for liabilities incurred in connection with their good faith acts for the Company. Such an indemnification payment might deplete the Company's assets. Stockholders who have questions respecting the fiduciary obligations of the officers and directors of the Company should consult with independent legal counsel. It is the position of the Securities and Exchange Commission that exculpation from and indemnification for liabilities arising under the 1933 Act and the rules and regulations thereunder is against public policy and therefore unenforceable. See the section entitled "Disclosure of Commission Position of Indemnification for Securities Act Liabilities".

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

ITEM  7.  FINANCIAL  STATEMENTS

     The Financial Statements required by Item 310 of Regulation S-B are stated in U.S. dollars and are prepared in accordance with U.S. Generally Accepted Accounting Principles.

Pollard-Kelley Auditing Services, Inc.
Auditing Services
3250 West Market St, Suite 307, Fairlawn, OH 44333 330-864-2265

Report of Independent Registered Public Accounting Firm


Board of Directors
XA, Inc. and Subsidiary

We have audited the accompanying balance sheets of XA, Inc. and Subsidiary as of December 31, 2004 and 2003, and the related statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2004 and 2003, and the results of its operations and it cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Fairlawn, Ohio
February 8, 2005


XA,  Inc.  and  Subsidiaries
CONSOLIDATED  BALANCE  SHEETS
December  31,  2004  and  2003

                                                     2004        2003
                                                 ------------  ----------
  ASSETS
Current Assets
  Cash.                                          $ 1,037,117   $ 306,500
  Accounts receivable                                459,029     181,619
  Inventories                                        186,606           -
  Prepaid expenses.                                    2,734           -
  Prepaid employment contract                         89,324           -
  Officer's loans receivable                               -     319,129
                                                 ------------  ----------
       Total Current Assets                        1,774,810     807,248
Fixed Assets
  Equipment                                          166,463      74,936
  Furniture and fixtures                              42,175      48,978
  Leasehold improvements                              40,735           -
                                                 ------------  ----------
                                                     249,373     123,914
  Less accumulated depreciation                     (124,933)   (118,530)
                                                 ------------  ----------
                                                     124,440       5,384
Other Assets
  Discount on Convertible Notes Payable              310,574           -
  Deferred taxes                                     525,000           -
  Prepaid employment bonus                           162,291           -
  Deposits                                            38,180           -
  Goodwill                                           808,234           -
                                                 ------------  ----------
                                                   1,844,279           -
                                                 ------------  ----------
                                                 $ 3,743,529   $ 812,632
                                                 ============  ==========
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                               $   246,126   $  34,246
  Accrued payroll                                     17,798      57,041
  Withheld and accrued taxes                           4,206      66,127
  Unearned revenues                                  569,686           -
  Line of credit                                           -     200,000
  Current portion of long term debt                        -      83,652
                                                 ------------  ----------
       Total Current Liabilities                     837,816     441,066
Long-term Debt
  Note payable                                     2,032,500     210,884
Stockholders' Equity
  Series A preferred stock                                 -           -
  Common stock                                         3,516      52,600
  Additional paid in capital                       2,170,532     448,400
  Retained income                                 (1,300,835)    (90,318)
  Subscription receivable                                  -    (250,000)
                                                 ------------  ----------
                                                     873,213     160,682
                                                 ------------  ----------
                                                 $ 3,743,529   $ 812,632
                                                 ============  ==========
See accompanying notes to financial statements.



XA,  Inc.  and  Subsidiaries
CONSOLIDATED  INCOME  STATEMENT
For  the  Years  Ended  December  31,  2004  and  2003

                                                      2004          2003
                                                  ------------  -----------

Revenues
  Sales                                           $ 8,544,659   $5,468,895

Cost of goods sold
  Direct production costs                           6,206,254    3,388,816
                                                  ------------  -----------

Gross profit                                        2,338,405    2,080,079

Administrative expense
  Administrative                                    3,718,794    2,024,362
                                                  ------------  -----------

Income from operations                             (1,380,389)      55,717

Other income and expenses
  Other income                                         41,865          750
  Other expenses                                      (24,493)     (42,183)
                                                  ------------  -----------
                                                       17,372      (41,433)
                                                  ------------  -----------
Income before taxes                                (1,363,017)      14,284

Tax provisions
  Tax provisions                                     (525,000)           -
                                                  ------------  -----------

Net Income (Loss)                                 $  (838,017)  $   14,284
                                                  ============  ===========

Earnings per Share
  Average shares outstanding                        3,003,007    1,869,167
  Basic                                           $     (0.28)  $     0.01

See accompanying notes to financial statements.



XA, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2004 and 2003

                                                                                    Additional                  Stock
                                   Series A Preferred Stock  Common Stock -----       Paid-in      Retained  Subscription
                                        Shares   Amount       Shares      Amount      Capital      Deficit    Receivable    Total
                                        ------  ---------  ------------  ---------  -----------  ------------ ----------   --------
Balance January 1, 2002                      -  $      -         1,000   $  1,000   $        -   $   (29,464) $      -   $ (28,464)
  Net loss                                   -         -             -          -            -       (75,138)        -     (75,138)
                                        ------  ---------  ------------  ---------  -----------  ------------- ---------   --------
Balance December 31, 2002                    -         -         1,000      1,000            -      (104,602)        -    (103,602)
  Merger with Synreal Services               -         -     2,200,000      2,200       62,800       (65,000)        -           -
     Exchange of private Company's
       stock -net                            -         -     1,768,231        769         (769)            -         -           -
     Recapitalization                        -                                 -       (65,000)       65,000         -           -

  13:1 forward stock split                   -         -    47,630,772     47,631      (47,631)            -         -           -
  Sale of stock                              -         -     1,000,000      1,000      499,000             -  (250,000)    250,000
  Net income                                 -         -             -          -            -        14,284         -      14,284
                                        ------  ---------  ------------  ---------  -----------  ------------ ----------   --------
Balance December 31, 2003                    -         -    52,600,003     52,600      448,400       (90,318) (250,000)    160,682
  Correction of shares outstanding           -         -            13          -            -             -                     -
  Cancellation of Stock Subscription
    agreement                                -         -    (1,000,000)    (1,000)    (499,000)            -   250,000    (250,000)
  1:20 reverse stock split
    December  2004                           -         -   (49,020,008)   (49,020)      49,020             -         -           -
  Renegotiated Subscription
    agreement                                -         -        32,188         32      514,968             -         -     515,000
  Shares issue for services                  -         -       633,862        634      141,731             -         -     142,365
  Sale of stock                              -         -         8,750          9      349,991             -         -     350,000
  Additional paid in capital
     from Warrant sales                      -         -             -          -      121,000             -         -     121,000
  Treasury stock acquired and
     shares cancelled                        -         -       (22,969)       (23)          23      (372,500)        -    (372,500)
  Shares issued for acquisition
    August 2004                              -         -        40,000         40      335,960             -         -     336,000
  Shares issued upon conversion of
    Notes payable                            -         -        94,411         94      467,406             -         -     467,500
  Write-off of Discount on Notes
    Payable converted                        -         -             -          -      (96,317)            -         -     (96,317)
  Shares for acquisition
    December  2004                           -         -       150,000        150      337,350             -         -     337,500
  Issue of Series A Preferred                3         -             -          -            -             -         -           -
  Net loss                                   -         -             -          -            -      (838,017)        -    (838,017)
                                        ------  ---------  ------------  ---------  -----------  ------------ ----------   --------
Balance September 30, 2004                   3  $      -     3,516,250   $  3,516   $2,170,532   $(1,300,835) $      -   $ 873,213
                                        ======  =========  ============  =========  ===========  ============ ==========   ========
See accompanying notes to financial statements.


XA,  Inc.  and  Subsidiaries
CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
For  the  Years  Ended  December  31,  2004  and  2003

                                                                            2004           2003
                                                                     ------------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net  loss                                                       $  (838,017)     $  14,284
     Adjustments  to  reconcile  net  earnings  to  net
      cash  provided  (used)  by  operating  activities:
       Provision  for  deferred  taxes                                  (525,000)             -
       Depreciation                                                        6,403          3,360
       Amortization  of  Discounts  on  Notes  Payable                   117,914              -
       Stock  for  services                                               40,750              -
      Changes  in  Current  assets  and  liabilities:
       (Increase)  Decrease  in  Accounts  receivable                   (259,360)        13,364
       (Increase)  in  Inventories                                      (140,676)             -
       (Increase)  in  Prepaid  expenses                                  (2,734)             -
       (Increase)  Decrease  in  Officers  loans                         (53,371)      (26,402)
       (Increase)  in  Prepaid  employment  contracts                   (150,000)             -
       Increase  in  Accounts  payable                                   150,409         11,746
       (Decrease)  Increase  in  Accrued  payroll                        (50,448)        31,375
       (Decrease)  in  Withheld  and  accrued  taxes                     (64,936)      (27,385)
       Increase  (Decrease)  in  Unearned  revenue                       564,025      (138,000)
                                                                     ------------    ----------
       NET  CASH  PROVIDED  (USED)  BY
        OPERATING  ACTIVITIES                                         (1,205,041)     (117,658)

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase  of  Fixed  assets                                       (96,812)             -
       Increase  in  Goodwill                                           (148,761)             -
       Increase  in  Deposits                                            (38,180)             -
                                                                     ------------    ----------
       NET  CASH  (USED)  BY  INVESTING
       ACTIVITIES                                                       (283,753)             -

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale  of  common  stock                                             615,000        250,000
     Sale  of  Warrants                                                  121,000              -
     Increase  in  Discounts  on  Convertible  Notes                    (524,805)             -
     Increase  in  Line  of  credit                                            -        250,000
     Payments  on  Line  of  credit                                     (205,400)     (100,000)
     Increase  in  Long  -  term  debt                                 2,500,000              -
     Payments  on  Long  -  term  debt                                  (294,536)      (78,981)
                                                                     ------------    ----------
     NET  CASH  USED  BY
     FINANCING  ACTIVITIES                                              2,211,259       321,019
                                                                     ------------    ----------

NET INCREASE (DECREASE) IN CASH                                           722,465       203,361
CASH ACQUIRED IN ACQUISITION                                                8,152             -
CASH AT BEGINNING OF PERIOD                                               306,500       103,139
                                                                     ------------    ----------
CASH AT END OF PERIOD                                                 $ 1,037,117     $ 306,500
                                                                     ============    ==========

See accompanying notes to financial statements.

                             XA, INC.  AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004

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

On February 24, 2004 the Company issued 1,150,000, pre-reverse split shares of common stock to two entities as a finder's fee in consideration for services provided to the Company in connection with the reverse merger. Also on that date the Company issued 4,790,000 shares to employees in consideration for services provided to the Company.

On March 11, 2004 the Company cancelled 459,375, pre-reverse split shares which were returned to the Company in satisfaction of a shareholder receivable. The shares were valued at $372,500.

On April 19, 2004 the Company entered into a stock subscription agreement for the sale of 175,000, pre-reverse shares for $350,000.

On June 29, 2004, the Company secured a $2,500,000 financing commitment from five unrelated entities for the purchase of convertible promissory notes, and the issuance of Class A Warrants and Class B Warrants to purchase shares of the Company's common stock. The Company received $1,250,000 for the purchase of convertible promissory notes. Of the $2,500,000 in convertible notes issued to the note holders, $467,500 in principal and $4,555.67 in interest have been converted into a total of 94,412 post split shares, leaving $2,032,500
(not including any accrued interest) which can be converted into approximately 1,016,250 shares of common stock at the rate of $2.00 per share.

The Class A Warrants are exercisable for 250,000   shares  of  common  stock  at
$9.60 per share. The Warrants must be exercised within four years. The Class B Warrants are for 500,000 shares of common stock, at the rate of $5.00 per share.

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

The Warrants must be exercised by no later than 180 days after the effective date of the registration, or before March 3, 2005. The Warrants issued were valued at $121,000.

On July 2, 2004, the Company issued 100,000 pre-reverse split shares of common stock for one year of filing services. The shares were valued by the Company's Board of Directors at $2,000.

On August 2, 2004, the Company entered into an asset purchase agreement with a floral and event d'cor company. The Company purchased all the assets and assumed certain liabilities of the entity for 800,000 pre-reverse split shares of the Company's common stock.

                                 Assets Acquired
          Cash                                        $8,152
          Accounts  receivable                        18,050
          Inventories                                 45,930
          Furniture                                    1,500
          Goodwill                                   349,120
                                                     -------
                    Total                           $422,752
                                                    ========

                               Liabilities Assumed
          Accounts  payable                          $67,132
          Accrued  payroll                            11,205
          Withheld  and  accrued  taxes                3,015
          Line  of  credit                             5,400
                                                       -----
                    Total                            $86,752
                                                     =======

On August 9, 2004 the Company issued 125,000 pre-reverse split shares of common stock as a finder's fee for the convertible debt issued earlier in the year. The shares were valued by the Company's Board of Directors at $2,500. Also, on August 9, 2004, the Company issued 70,000 pre-reverse split shares of common stock for investor relations. The shares were valued by the Company's Board of Directors at $1,400.

On August 13, 2004, the Company issued 5,900,000 pre-reverse split shares of common stock as employment bonuses to two key officers. The employment agreements is for 36 months and the stock has forfeit rights if the employment should terminate before the end

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED
------------------------------------------------------------------------

of the period. The shares were valued by the Company's Board of Directors at $118,000. This amount is being amortized on a straight line basis over the 36 month life of the employment agreements. Amortization expense in 2004 for these employment agreements was $16,385.

On September 15, 2004, the Company Converted $267,500 of Convertible debt into 1,076,693 pre-reverse split shares of the Company's common stock.

On November 1, 2004, the Company converted $200,000 of Convertible debt into 811,533 pre-split shares of the Company's common stock.

On December 8, 2004, the Company issued 542,235 pre-reverse split shares of common stock to employees in satisfaction on certain provisions of employment agreements. The shares were valued at $10,845.

On December 3, 2004, the Board of Directors of the Company, with shareholder approval, authorized a 1:20 reverse split of the outstanding shares of the Company's common stock. Unless otherwise stated the shares in these financial statements have been adjusted to reflect this reverse split as if it had taken place at the beginning of the year.

On December 3, 2004, the shareholders of the Company authorized changing the Company's name to XA, Inc.

On December 29, 2004, the Board of Directors of the Company, with shareholder approval authorized the issue of 3 shares of Series A Preferred Stock. Also on December 29, 2004, the Company entered into an asset purchase agreement with an event d'cor company. The Company purchased all the assets and assumed certain liabilities of the entity for 150,000 shares of the Company's common stock.

                                 Assets Acquired

          Equipment                              $  6,961
          Leasehold  Improvements                  20,186
          Goodwill  and  other  intangibles       310,353
                                                  -------
                    Total                        $337,500
                                                 ========

                               Liabilities Assumed
          None                                     $  -0-

                            XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004

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

CASH  AND  CASH  EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all short-term debt securities to be cash equivalents.

Cash  paid  during  the  years  for:

                                                    2004     2003
     Interest                                     $9,521    $41,467
     Income  taxes                                $  -0-    $   -0-

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

                        XA, INC. AGENCY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED
------------------------------------------------------------------------

The  estimated  tax  provision  at  December 31, 2004 consists of the following:

               Recoverable  Federal              $420,000
               Recoverable  State                 105,000
                                                  -------
                    Total                        $525,000
                                                 ========

Management believes it is more likely than not that the long-term deferred tax assets will reduce future income tax payments. Significant factors considered by management it its determination of the probability of the realization of the deferred tax benefits include: (a) historical operating results, (b) expectations of future earnings and (c) the value of the Company's assets and related gain if the Company should liquidate. The carry-forward periods for the $1,200,000 of net operating losses expire in 2020 for federal taxes and 2017 for state taxes.

USE  OF  ESTIMATES
------------------

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

CONCENTRATION OF CERTAIN RISKS
------------------------------

During 2004 and at December 31, 2004, the Company had deposits in banks in excess of the FDIC insurance limit.

NOTE  2  -  DISCOUNT  ON  CONVERTIBLE  NOTES  PAYABLE
-----------------------------------------------------

Discount on Convertible Notes Payable represents costs the Company incurred in connection with the convertible promissory notes. These costs will be amortized over the life of the notes (24 months) on a straight-line basis. The amortization expense for these costs in 2004 was $117,914.

NOTE  3  -  NOTES  PAYABLE
--------------------------

On December 1, 2003 the Company renewed its Line of Credit agreement with a bank. The note for $200,000 is due on demand, and if no demand is made, the outstanding balance is due April 4, 2004. Interest varies at 0.5% over the Prime Rate as published in the Wall Street Journal. The rate at December 31, 2003 was 4.5%. The note was paid in full on August 5, 2004. The balance of this note at December 31, 2004 and 2003 was $0 and $200,000 respectively.

                              XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004

NOTE  3  -  NOTES  PAYABLE  -  CONTINUED
----------------------------------------

On May 1, 2002, the Company entered into a loan agreement with a local bank for $417,000. The initial interest rate on the loan was 5.25% that varies at 0.5% over the Wall Street Journal Prime Rate. The rate at December 31, 2003 was 4.5%. The loan calls for 60 monthly payments of $7,933 including interest. The loan is unsecured, however the bank has the right of offset in all the Company's accounts with the lender. The note was paid in full on August 5, 2004. The balance of this note at December 31, 2004 and 2003 was $0 and $294,536 respectively.

On August 12, 2004, the Company entered into a Line of Credit agreement with a bank for $750,000. The note is due August 12, 2005. Interest varies at 0.25% over the Bank's prime rate. The Company's assets secure the note. The draws are based on a borrowing base formula at 75% of eligible accounts receivable less 90 days past due accounts. The agreement required the payment of a $5,000 commitment fee. The balance outstanding under this agreement at December 31, 2004 was $0.

On June 29, 2004, the Company entered into a Convertible Promissory Note agreement with 5 unrelated entities. The terms of the 5 notes are identical. The interest rate is 6%. The notes are convertible into the Company's common stock at a conversion rate of $2.00 per share. Conversion is at either the holder or Company's option. However, if the Company requests conversion it must convert with registered stock. The holder also received Class A and Class B Warrants (Note 4) and have agreed to purchase an additional $1,250,000 of convertible promissory notes within five days of the registration of the shares convertible under this agreement. On September 13, 2004, note holders with $267,500 due converted these notes into 1,076,693 pre-reverse split shares of the Company's common stock in accordance with the note agreement. On November 1, 2004, note holders with $200,000 due converted these notes into 811,533 pre-reverse split shares of the Company's common stock in accordance with the note agreement. The balance due at December 31, 2004 was $2,032,500.

Total  Long-Term  debt  at  December  31,  is  as  follows:

                                         2004               2003
     Long-term  debt               $2,032,500           $294,536
     Less  Current  portion               -0-             (83,652)
                                          ---            ---------
     Long-term  debt               $2,032,500            $210,884
                                   ==========            ========

                            XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004

NOTE  3  -  NOTES  PAYABLE  -  CONTINUED
----------------------------------------

Maturities  on  long-term  debt  at  December  31,  2004  are  as  follows:

          Year  ending               December  31,
              2004                  $          -0-
              2005                             -0-
              2006                       2,032,500
              2007                             -0-
              2008                             -0-

NOTE  4  -  EQUITY
------------------

PREFERRED  STOCK
----------------

On December 27, 2004, the Board of Directors, with shareholder approval, issued 3 shares of the authorized 10,000,000 shares of "blank check" preferred, as Series A Preferred Shares. The Series A Preferred Shares have a par value of $.001 per share, have no rights to dividends, no liquidation preference, no conversion rights and no redemption rights. The holders thereof, voting as a class, shall have the right to vote on all shareholder matters equal to fifty-one percent of the total vote.

COMMON  STOCK
-------------

On December 3, 2004 the shareholder of the Company increased the total authorized shares of common stock to 200,000,000 with a par value of $.001 per share. The Company had 3,516,249 shares outstanding at December 31, 2004.

The Company had 52,600,016 pre-reverse split shares outstanding at December 31, 2003, with 100,000,000 share authorized.

STOCK  WARRANTS
---------------

On June 29, 2004, the holders of the Convertible Promissory Notes received Class A Warrants and Class B Warrants.

Class A Warrants are to purchase 250,000 shares of the Company's common stock at an exercise price of $9.60 per share. The warrants may be exercised at any time before June 29, 2008.

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004

NOTE  4  -  EQUITY  -  CONTINUED
--------------------------------

Class B Warrants are to purchase 500,000 shares of the Company's common stock at an exercise price of $5.00 per share. They can be exercised up until 180 days after the effective date of a registration statement covering the shares of the Company's common stock convertible under the Convertible Promissory Note agreements. The warrants are valid until March 3, 2005.

NOTE  5  -  RELATED  PARTIES
----------------------------

The Company has from time to time made advances to its principal stockholder and Chief Executive Officer. The advances are unsecured, and bear no interest. The total outstanding under this informal arrangement was $-0- and $319,129 at December 31, 2004 and 2003 respectively.

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

                           XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004

NOTE  6  -  COMMITMENTS  -  CONTINUED
-------------------------------------

On August 20, 2003, the Company entered into a five-year lease agreement for shared office space in New York. The lease terminates August 1, 2008. The lease calls for monthly payments of $1,250 per month.

On March 31, 2003, the Company entered into an equipment lease with a finance company. The lease is for 36 months with monthly payments of $145.

On April 1, 2003, the Company entered into an equipment lease with a finance company. The lease is for 60 months with monthly payments of $1,383.

On September 18, 2003, the Company entered into an equipment lease with a finance company. The lease is for 36 months with monthly payments of $117.

On October 1, 2003, the Company entered into an equipment lease with a finance company. The lease is for 36 months with monthly payments of $83.

On November 20, 2001, the Company entered into a vehicle lease with a finance company. The lease is for 39 months with monthly payments of $1,099.

On May 30, 2002, the Company entered into a vehicle lease with a finance company. The lease is for 36 months with monthly payments of $2,483.

On January 1, 2004, the Company entered into a sublease agreement for a portion of its space in Chicago. The sublease lasts for one year with monthly income of $1,250 a month.

On January 14, 2004, the Company entered into a vehicle lease with a finance company. The lease is for 24 months with monthly payments of $1,965.

On January 15, 2004, the Company entered into a four year and seven month shared office space agreement in Los Angeles. The lease begins May 1, 2004 and has an option for one 60-month extension. The Company's portion of the monthly rent is $1,820 per month.

On February 10, 2004, the Company entered into a vehicle lease with a finance company. The lease is for 36 months with a monthly payment of $1,956.

On February 17, 2004, the Company entered into an equipment lease with a finance company. The lease is for 60 months with monthly payments of $239.

                           XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004

NOTE  6  -  COMMITMENTS  -  CONTINUED
-------------------------------------

On  June  14,  2004,  the Company entered into an equipment lease with a finance
Company.  The  lease  is  for  60  months  with  monthly  payments  of  $389.

On June 30, 2004 the Company entered into an eight-year lease for office space in Chicago. The lease terminates June 30, 2012. Lease payments are on a sliding scale as follows:

Period      Monthly Rent  Period     Monthly Rent
Year 1      $  9,590      Year 5     $11,508
Year 2      $ 10,069      Year 6     $11,987
Year 3      $ 10,549      Year 7     $12,466
Year 4      $ 11,028      Year 8     $12,946

On June 30, 2004, the Company entered into a five-year lease for retail/office space in Chicago. The lease terminates August 31, 2008. Lease payments are on a sliding scale as Follows:

Period                  Monthly Rent
Year 1                      $5,250
Year 2                      $5,408
Year 3                      $5,570
Year 4                      $5,736
Year 5                      $5,909

On August 1, 2004, the Company entered into an equipment lease with a finance company. The lease is for 60 months with monthly payments of $613.

Future  minimum  payments  due  under  these  lease  agreements  are as follows:
                    2004            $325,803
                    2005            $380,334
                    2006            $348,066
                    2007            $335,423
                    2008            $219,906

NOTE  7  -  EMPLOYMENT  AGREEMENTS
----------------------------------

On August 1, 2004, the Company entered into employment agreements with its Chief Executive Officer, its Chief Operating Officer, President and Secretary, and its Vice President of Operations and Treasurer. The agreements cover a 36 month period, define annual compensation, paid days off, and severance pay. The agreements also require the Company to maintain $1,000,000 of Directors and Officers Liability insurance. In the case of two of the agreements it provides as additional consideration 5,900,000 shares of the Company's common stock. These shares are subject to the risk of forfeiture.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM  8A.  CONTROLS  AND  PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal control over financial reporting. There were no significant changes in the Company's internal control over financial reporting during the fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM  8B.  OTHER  INFORMATION.

     On February 17, 2005, the Company's Board of Directors accepted the resignation of Frank Goldstin as the Company's Chief Executive Officer. Mr. Goldstin remains the Company's Chairman of the Board and the Company continues to rely upon Mr. Goldstin's strategic guidance and creative direction. At the same time, the Board of Directors accepted Joseph Wagner's resignation as Chief Operating Officer of the Company and appointed Mr. Wagner the Company's Chief
Executive Officer to fill the vacancy left by Mr. Goldstin and appointed Jean Wilson as the Company's Chief Operating Officer to fill the vacancy left by Mr. Wagner.

     Additionally, Mr. Goldstin entered into a new Employment Agreement with the Company on February 17, 2005, which will become effective on March 1, 2005, under which Mr. Goldstin will service as the Chairman of the Company's Board of Directors for a term of Twenty-Four (24) months at an annual salary of $100,000 per year. Under the new Agreement, the Company is able to terminate the Agreement at any time if Mr. Goldstin is negligent in his duties under the Employment Agreement, however, in the event of termination for good reason by Mr. Goldstin or without cause, the Company is obligated to pay Mr. Goldstin a severance payment of $50,000 in addition to all payments of salary earned by Mr. Goldstin through such date of termination in one lump sum payment. Additionally, under the Employment Agreement, the Company shall maintain a lease of a car for the use of Mr. Goldstin or shall provide a car allowance not to exceed $2,000 per month during the term of the Agreement.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS  AND  OFFICERS

The  Directors  and  Officers  of  the  Company  are  as  follows:

Name                 Age   Position                                Since
----                 ---   --------                                -----
Frank Goldstin      37     Chief Executive Officer and Director    December 2003

Joseph  Wagner      39     President,  Chief  Operating  Officer,
                           Secretary  and  Director                August  2004

Jean  Wilson        44     Vice  President  of  Operations,
                           Treasurer  and  Director                August  2004

     Frank Goldstin, age 37, founded the Company's wholly-owned subsidiary, G/M Productions, inc., an Illinois corporation doing business as Experiential Agency ("XA"), in 1991. Mr. Goldstin has served as the Company's CEO and as a Director since December 2003 after the Company acquired XA. For the last 15 years Mr. Goldstin has been working with the nation's corporate elite. Under his direction, the Company provides a venue of discerning events uniquely designed to sell a product, market a corporate message or motivate clientele through the highly effective medium of special events. An expert in his craft, Mr. Goldstin has been a guest speaker at industry functions and interviewed by numerous publications including Chicago Magazine, Chicago Tribune, Chicago Sun Times, North Shore Magazine, Crain's Chicago Business, Continental Airlines Magazine, Tycoon, Special Events Magazine and Corporate And Incentive Travel. Mr. Goldstin also serves as a leading national event advisor, and he continues to make numerous guest segment appearances on television networks such as Bloomberg Television, MSNBC, CBS, ABC and NBC speaking about various event and corporate live marketing topics. Mr. Goldstin began his career as director of sales for the Weiman entertainment group.

     Mr. Goldstin resigned as the Company's Chief Executive Officer on February 17, 2005, and was replaced by Joseph Wagner.

     Joseph Wagner has served as a consultant to the Company performing the functions of President, Chief Operating Officer, and Secretary, and as a Director of the Company since August 2004. Mr. Wagner has worked for XA since February 2003. Mr. Wagner may engage in business activities or interests outside of the Company which are not adverse or competitive to the Company. Mr. Wagner concurrently serves as President of LSC Capital Advisers ("LSC Capital"). Mr. Wagner has worked for LSC Capital since February 2004. From March of 2000 to October 2004, Mr. Wagner served as Managing Director of LSC Associates, LLC. Mr. Wagner has advised public and private companies in the areas of strategic planning, international project development, international finance, project management, logistics, and business development. Mr. Wagner has served as an officer and/or director of emerging growth companies and has been responsible for operational oversight in the areas of mergers and acquisitions, corporate governance, business development, strategic financial planning and SEC audits. Mr. Wagner earned a Bachelor of Arts in Law & Society From Purdue University, highest distinction, Phi Beta Kappa; and he earned a Master of Arts from Northern Illinois University.

     Mr. Wagner resigned as the Company's Chief Operating Officer and was appointed as the Company's Chief Executive Officer on February 17, 2005.

     Jean Wilson has served as the Company's Vice President of Operations and Treasurer and as a Director of the Company since August 2004. Ms. Wilson has worked for XA since July 2002. From January 1999 to July 2002, Ms. Wilson held a management position with ESM Association. From September 1982 to January 1999, Ms. Wilson worked in operations for The Meetinghouse Companies. Ms. Wilson brings more than twenty years of full time experience in event and meeting planning to the Company. During her career, Ms. Wilson has been responsible for every facet of producing, selling and coordinating corporate special events, trade shows, conventions and seasonal decorating programs for a host of clients. Ms. Wilson earned a Bachelors degree with honors in Recreation/Leisure Studies from Eastern Illinois University.

     Ms. Wilson resigned as the Company's Vice President of Operations and was appointed as the Company's Chief Operating Officer on February 17, 2005.

     All Directors of the Company will hold office until the next annual meeting of the shareholders, and until their successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office at the pleasure of the Board.

EMPLOYMENT  AND  CONSULTING  AGREEMENTS

FRANK  GOLDSTIN

     Frank Goldstin served as the Company's Chief Executive Officer and as a director of the Company, during the period covered by the report, pursuant to an employment agreement effective August 1, 2004, for a period of thirty-six (36) months, which has subsequently been replaced by another Employment Agreement. Mr. Goldstin resigned as the Company's Chief Executive Officer on February 17, 2005, and entered into a new Employment Agreement to serve as the Chairman of the Company's Board of Directors.

     PRIOR  EMPLOYMENT  AGREEMENT

     Mr. Goldstin's prior agreement, which was in effect during the time period covered by this report, Mr. Goldstin was to receive $360,000 per year as compensation and thirty (30) days of paid time off ("PTO"). The Company was also obligated to maintain a director and officer insurance policy of at least $1,000,000 during the term of Mr. Goldstin's former employment agreement. Under the prior agreement, the Company was able to terminate the employment agreement, however, in the event of termination for good reason by Mr. Goldstin or without cause, the Company was obligated to pay Mr. Goldstin a severance payment of $150,000 in addition to all payments of salary earned by Mr. Goldstin through such date of termination in one lump sum payment.

     NEW  EMPLOYMENT  AGREEMENT

     Mr. Goldstin entered into a new Employment Agreement with the Company on February 17, 2005, which will become effective on March 1, 2005, under which Mr. Goldstin will service as the Chairman of the Company's Board of Directors for a term of Twenty-Four (24) months at an annual salary of $100,000 per year. Under the new Agreement, the Company is able to terminate the Agreement at any time if Mr. Goldstin is negligent in his duties under the Employment Agreement, however, in the event of termination for good reason by Mr. Goldstin or without cause, the Company is obligated to pay Mr. Goldstin a severance payment of $50,000 in addition to all payments of salary earned by Mr. Goldstin through such date of termination in one lump sum payment. Additionally, under the Employment Agreement, the Company shall maintain a lease of a car for the use of Mr. Goldstin or shall provide a car allowance not to exceed $2,000 per month during the term of the Agreement.

JOSEPH  WAGNER

     Joseph Wagner, a director of the Company, served as the Company's Chief Operating Officer during the period covered by the report, and also served and continues to serve as the Company's President and Secretary pursuant to a consulting agreement effective August 1, 2004, for a period of thirty-six (36) months. Pursuant to the consulting agreement, Mr. Wagner will devote such time as the Company may reasonably deem to be necessary and beneficial to the efficient and effective operation of the Company's business. Mr. Wagner may engage in business activities or interests outside of the Company which are not adverse or competitive to the Company. Mr. Wagner will receive $200,000 per year as compensation as well as thirty (30) days of PTO. In August 2004, Mr. Wagner received as additional consideration 225,000 restricted shares of Common Stock. All 225,000 restricted shares were originally subject to a risk of forfeiture; however, on December 31, 2004, 75,000 of the restricted shares became fully vested. In the event that Mr. Wagner's consulting agreement terminates before December 31, 2005, or December 31, 2006, he must return to the Company 150,000 restricted shares, or 75,000 restricted shares, respectively, of Common Stock. Mr. Wagner also received "piggy-back" registration rights and the right to certain equitable adjustments with respect to all 225,000 restricted shares of Common Stock. The Company is obligated to maintain a director and officer insurance policy of at least $1,000,000 during the term of Mr. Wagner's consulting agreement. The Company may terminate the consulting agreement; however, in the event of termination for good reason by Mr. Wagner or without cause, the Company is obligated to pay Mr. Wagner a severance payment of $150,000 in addition to all payments of salary earned by Mr. Wagner through such date of termination in one lump sum payment. In the event of termination for good reason by Mr. Wagner, without cause, or by mutual agreement of Mr. Wagner and the Company, the remaining 150,000 restricted shares that have not fully vested will cease to be subject to the risk of forfeiture.

     On February 17, 2005, Mr. Wagner resigned as the Company's Chief Operating Officer and was appointed as the Company's Chief Executive Officer by the Company's Board of Directors.

JEAN  WILSON

     Jean Wilson served as the Company's Vice President of Operations during the period covered by this report and served and continues to serve as the Company's Treasurer, and as a director of the Company pursuant to an employment agreement effective August 1, 2004, for a period of thirty-six (36) months. Ms. Wilson will receive $105,000 as compensation during 2004 and $125,000 beginning January 1, 2005, and thereafter. Ms. Wilson will receive thirty (30) days of PTO. In August 2004, Ms. Wilson received as additional consideration 70,000 restricted shares of Common Stock. All 70,000 restricted shares were originally subject to a risk of forfeiture; however, on December 31, 2004, 25,000 of the restricted shares became fully vested. In the event that Ms. Wilson's employment terminates before December 31, 2005, and December 31, 2006, she must return to the Company 45,000 restricted shares, or 22,500 restricted shares, respectively, of Common Stock. Ms. Wilson also received "piggy-back" registration rights and the right to certain equitable adjustments with respect to all 70,000 restricted shares of Common Stock. The Company is obligated to maintain a director and officer policy of at least $1,000,000 during the term of Ms. Wilson's employment agreement. The Company may terminate the employment agreement; however, in the event of termination for good reason by Ms. Wilson or without cause, the Company is obligated to pay Ms. Wilson a severance payment of $150,000 in addition to all payments of salary earned by Ms. Wilson through such date of termination in one lump sum payment. In the event of termination for good reason by Ms. Wilson or without cause, the remaining 45,000 restricted shares that have not fully vested will cease to be subject to the risk of forfeiture.

     On February 17, 2005, Ms. Wilson resigned as Vice President of Operations and was appointed Chief Operating Officer of the Company by the Company's Board of Directors.

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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file during fiscal 2004. Based on stockholder filings with the SEC, Frank Goldstin, Joseph Wagner, and Jean Wilson are subject to Section 16(a) filing requirements.

CODE  OF  ETHICS

The Board of Directors adopted a Code of Ethics in February 2004, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact Joseph Wagner, President, 875 North Michigan Avenue, Suite 2626, Chicago, Illinois 60611, telephone: (312) 397-9100.

ITEM  10.  EXECUTIVE  COMPENSATION


                                               SUMMARY COMPENSATION TABLE
                                                  ANNUAL COMPENSATION

                                                                Other
                                                                Annual                                   LTIP    All Other
Name & Principal Payouts                               Bonus    Comp-      Restricted       Options    Payouts     Compen-
    Position               Year       Salary ($)       ($)     sation     Stock Awards       SARs       ($)        sation
Frank  Goldstin  (1),     2004      $  360,000
CEO                       2003      $  200,000
                          2002      $   40,000

Joseph Wagner,            2004      $  200,000                              75,000(2)
President,  COO,
Secretary,  and  Director

Jean Wilson               2004      $  105,000                              25,000(3)
VP  Operations,
Treasurer,  and  Director


* Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.

(1) Frank Goldstin entered into a thirty-six (36) month employment agreement with the Company effective August 1, 2004, pursuant to which Mr. Goldstin will receive compensation of $360,000 per year. Subsequent to the period covered by this report, Mr. Goldstin entered into a Twenty-Four (24) month employment agreement with the Company which superceded the previous agreement he had with the Company, and which will pay him $100,000 per year as the Chairman of the Company's Board of Directors.

(2) Joseph Wagner entered into a thirty-six (36) month consulting agreement with the Company effective August 1, 2004, pursuant to which Mr. Wagner will receive compensation of $200,000 per year. In August 2004, Mr. Wagner also received as additional consideration 225,000 restricted shares of the Company's Common Stock subject to a risk of forfeiture. On December 31, 2004, 75,000 shares became fully vested. The risk of forfeiture covering the remaining
150,000 shares will cease to exist with respect to certain amounts of the restricted shares over a two-year period. Mr. Wagner may engage in business activities or interests outside of the Company which are not adverse or competitive to the Company.

(3) Jean Wilson entered into a thirty-six (36) month employment agreement with the Company effective August 1, 2004, pursuant to which Ms. Wilson will receive compensation of $105,000 per year beginning on August 1, 2004, and $125,000 per year beginning January 1, 2005. In August 2004, Ms. Wilson also received as additional consideration 70,000 restricted shares of the Company's Common Stock subject to a risk of forfeiture. On December 31, 2004, 25,000 shares became fully vested. The risk of forfeiture covering the remaining
45,000 shares will cease to exist with respect to certain amounts of the restricted shares over a two-year period.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information as of February 22, 2005, with respect to the beneficial ownership of the Common Stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of the Common Stock:

Name  and  Address                 Share  of  Common  Stock
of  Beneficial  Owners(1)          Beneficially  Owned  (2)          Percent(3)

Frank  Goldstin                        2,852,955  (4)                  60.2%

Joseph  Wagner                         2,149,364  (4)(5)               45.4%

Jean  Wilson                           1,860,163  (4)(6)               39.3%

Alpha  Capital  Aktiengesellschaft       682,500  (7)                  19.4%

Stonestreet  Limited  Partnership        420,000  (8)                  11.9%

All  officers  and  directors
as  a  group  (3  people)              6,862,483  (4)                  95.6%

(1) The business address of the beneficial owners is 875 North Michigan Avenue, Suite 2626, Chicago, Illinois 60611.

(2) The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the Securities and Exchange Commission, including any shares of Common Stock as to which a person has sole or shared voting or investment power and any shares of Common Stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. Shares of Common Stock subject to a Convertible Note or Warrant currently convertible or exercisable, or convertible or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such Convertible Note or Warrant, but are not deemed outstanding for computing the percentage of any other person.

(3)     Using  3,516,250  shares of Common Stock outstanding as of February 22,
2005.

(4) Includes the effects of Voting Agreements and Series A Preferred Stock. Frank Goldstin entered into a voting agreement with Joseph Wagner regarding 544,240 shares of Common Stock, and a voting agreement with Jean Wilson regarding 544,240 shares of Common Stock, owned by Mr. Goldstin (collectively referred to herein as the "Voting Agreements"). The Voting Agreements began on July 28, 2004, and end on December 31, 2009. There are no voting trustees. The Voting Agreements provide that Mr. Wagner and Ms. Wilson are the true and lawful agents or proxies of Mr. Goldstin with full power of substitution for and in the name of Mr. Goldstin to vote 544,240 and 544,240 shares of Common Stock, respectively, or give a written consent, in person or by proxy, at all meetings of the Company's shareholders, and in all proceedings in which the vote or written consent of shareholders may be required or authorized by law. This number also takes into account that Frank Goldstin, Joseph Wagner and Jean
Wilson each hold one (1) share of the three (3) shares of authorized Series A Preferred Stock. The three (3) shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote (currently equal to an aggregate of 3,503,700 shares of common stock, of which each of the three shares can vote
1,167,900  shares  of  common  stock).

(5) Includes 350,000 shares of Common Stock held by Sandra M. Wagner, the wife of Joseph Wagner, of which 150,000 shares are subject to a risk of forfeiture that will cease to exist with respect to certain amounts of the shares over a two-year period. Includes 544,240 shares of Common Stock held pursuant to the voting agreement with Frank Goldstin as provided in footnote (3) of this table, above.

(6) Includes 70,000 shares of Common Stock that are subject to a risk of forfeiture that will cease to exist with respect to certain amounts of the shares over a three-year period. Includes 544,240 shares of Common Stock held pursuant to the voting agreement with Frank Goldstin as provided in footnote (3) of this table, above.

(7) Represents 337,500 shares of Common Stock issuable upon conversion of Convertible Notes, 115,000 shares of Common Stock underlying Class A Warrants, and 230,000 shares of Common Stock underlying Class B Warrants. Alpha Capital has contractually agreed to restrict its ability to convert its Convertible Notes or exercise its Warrants and receive shares of our Common Stock such that the number of shares of Common Stock held by Alpha Capital and its affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of Common Stock. In accordance with Rule 13d-3, Konard Ackerman may be deemed the control person of the shares owned by Alpha Capital. Mr. Ackerman disclaims beneficial ownership of the shares of Common Stock owned by Alpha Capital.

(8) Represents 210,000 shares of Common Stock issuable upon conversion of Convertible Notes, 70,000 shares of Common Stock underlying Class A Warrants, and 140,000 shares of Common Stock underlying Class B Warrants. Stonestreet has contractually agreed to restrict its ability to convert its Convertible Notes or exercise its Warrants and receive shares of our Common Stock such that the number of shares of Common Stock held by Stonestreet and its affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of Common Stock.

CHANGES  IN  CONTROL

     The  Company  does  not  anticipate  any changes in control of the Company.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Advances

     From April 2004 through July 2004, the Company advanced to Frank Goldstin, the Company's Chief Executive Officer $32,739, which amount Mr. Goldstin has since repaid. The advances were unsecured, and bore no interest.

     On March 11, 2004, the Company's Board of Directors approved a resolution to cancel 22,969 shares of the Company's Common Stock held by Frank Goldstin in consideration for the repayment of advances by the Company in the amount of $367,500 based on a conversion of approximately $16.00 per share. The Company cancelled the shares with its transfer agent in May 2004. The Company has since cancelled the shares on its financial books and records.

Employment  and  Consulting  Agreements

     Effective August 1, 2004, the Company entered into an employment agreement with Frank Goldstin, which has since been replaced by a subsequent Employment Agreement, a consulting agreement with Joseph Wagner and an employment agreement with Jean Wilson, as set forth in more detail under the section entitled "Directors, Executive Officers, Promoters and Control Person", above. Mr. Goldstin's agreement called for him to receive $360,000 per year as compensation for his services as the Company's Chief Executive Officer and as a director of the Company. Mr. Wagner will receive $200,000 per year as compensation for his services as the Company's current Chief Executive Officer and former Chief Operating Officer (during the period covered by this report), President and Secretary. In August 2004, Mr. Wagner received as additional compensation 225,000 restricted shares of the Company's Common Stock subject to a risk of forfeiture. On December 31, 2004, 75,000 shares became fully vested. The risk of forfeiture covering the remaining 150,000 shares will cease to exist with respect to certain amounts of the restricted shares over a two-year period. Mr. Wagner is also a director of the Company. Mr. Wagner may engage in business activities or interests outside of the Company which are not adverse or competitive to the Company. Beginning August 1, 2004, Ms. Wilson will receive compensation at a rate of $105,000 per year for her services as the Company's Chief Operating Officer, and former Vice President of Operations (during the period of covered by this report), Treasurer and as a director of the Company. Ms. Wilson will receive compensation of $125,000 per year beginning on January 1, 2005. In August 2004, Ms. Wilson received as additional consideration 70,000 restricted shares of the Company's Common Stock subject to a risk of forfeiture. On December 31, 2004, 25,000 shares became fully vested. The risk of forfeiture covering the remaining 45,000 shares will cease to exist with respect to certain amounts of the restricted shares over a two-year period.

     On February 17, 2005, the Company entered into an Employment Agreement with Frank Goldstin, which superceded and replaced his previous Employment Agreement. Under the new Employment Agreement, Mr. Goldstin will serve as the Chairman of the Company's Board of Directors for a period of Twenty-Four (24) months and earn a salary of $100,000 per year. For more information about this agreement see "Directors, Executive Officers, Promoters and Control Person", above.

Series  A  Preferred  Stock

     The Company designated three (3) shares of Preferred Stock, $.001 par value per share on December 28, 2004 (the "Series A Preferred Stock"). The Series A Preferred Stock has no dividend rights, no liquidation preference, and no conversion or redemption rights. However, the three (3) shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. For example, if there are 10,000,000 shares of the Company's Common Stock issued and outstanding at the time of a shareholder vote, the holders of Series A Preferred Stock, voting separately as a class, will have the right to vote an aggregate of 10,400,000 shares, out of a total number of 20,400,000 shares voting. Additionally, the Company shall not adopt any amendments to the Company's Bylaws, Articles of Incorporation, as amended, make any changes to the Certificate of Designations establishing the Series A Preferred Stock, or effect any reclassification of the Series A Preferred Stock, without the affirmative vote of at least 66-2/3% of the outstanding shares of Series A Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designations that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock. Frank Goldstin, Joseph Wagner and Jean Wilson, who each serve as executive officers of the Company, were each issued one (1) share of Series A Preferred Stock.

Subsequent  Events

     Subsequent to the period covered by this report, Mr. Goldstin entered into an Employment Agreement, which superceded and replaced his former agreement with the Company. Under the new Employment Agreement, effective March 1, 2005, Mr. Goldstin will serve as Chairman of the Company's Board of Directors for a term of Twenty-Four (24) months, with an annual salary of $100,000 per year.

     In connection with Mr. Goldstin's new Employment Agreement with the Company entered into on February 17, 2005, Mr. Goldstin and the Company entered into a Leakout Agreement. Pursuant to the Leakout Agreement, Mr. Goldstin agreed not to sell any of the Company's shares of Common Stock which he owns for a period of Sixty (60) days from the date of the Leakout Agreement, February 17, 2005, and that after the expiration of Sixty (60) days from the date of the Leakout Agreement Mr. Goldstin will sell no more than Ten Thousand (10,000) shares of the Company's Common Stock per month while the Leakout Agreement is in effect. Mr. Goldstin also agreed to not sell any shares of the Company's Common Stock in the Twenty (20) day periods surrounding the release of the Company's Quarterly reports and the Thirty-Five (35) day period surrounding the date the Company's Annual report will be released. The Leakout Agreement shall be in effect until February 18, 2007.

     Mr. Wagner and Ms. Wilson have agreed to accrue $25,000 and $10,000, respectively of their salary for March through April of 2005. Mr. Wagner and Ms. Wilson will be paid the accrued amounts in June 2005.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  EXHIBITS

Exhibit  No.      Description  of  Exhibit
----------        ----------------------
2.1(1)            Exchange  Agreement

3.1(2)            Articles  of  Incorporation

3.2(3)            Articles  of  Amendment  to  Articles  of  Incorporation

3.3(4)            Articles  of  Amendment  to  Articles  of  Incorporation

3.4(5)            Certificate  of  Designation  of  Series A Preferred Stock

3.4(3)            Bylaws

10.1(6)           Subscription  Agreement  dated  June  30,  2004

10.2(6)           Convertible  Note

10.3(6)           Common  Stock  Purchase  Warrant  A

10.4(6)           Common  Stock  Purchase  Warrant  B

10.5(6)           Employment  Agreement  with  Frank  Goldstin

10.6(6)           Consulting  Agreement  with  Joseph  Wagner

10.7(6)           Employment  Agreement  with  Jean  Wilson

10.8(7)           Voting  Agreement  between  Joseph  Wagner  and Frank Goldstin

10.9(7)           Voting  Agreement  between  Jean  Wilson  and  Frank  Goldstin

10.10(8)          Fiori  Asset  Purchase  Agreement

10.11*            Frank  Goldstin  Employment  Agreement

10.12*            Agreement  with  David  Loev

31.1*            Certificate  of  the  Chief  Executive  Officer  pursuant  to
                 Section  302  of  the  Sarbanes-Oxley  Act  of  2002     *

31.2*            Certificate  of  the  Chief  Financial  Officer  pursuant  to
                 Section  302  of  the  Sarbanes-Oxley  Act  of  2002


32.1*            Certificate  of  the Chief Executive Officer to Section 906
                 of  the  Sarbanes-Oxley  Act  of  2002     *

32.2* Certificate of the Chief Financial Officer to Section 906 of the Sarbanes-Oxley Act of 2002

     (1) Filed as Exhibit 2.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on December 8, 2003, and incorporated herein by reference.

     (2) Filed as Exhibits 3(i) and 3(ii) to the Company's Form 10-SB12G filed with the Securities and Exchange Commission on June 15, 2001, and incorporated herein by reference.

     (3) Filed as Exhibit 3.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on February 2, 2004, and incorporated herein by reference.

     (4) Filed as Exhibit 3.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on December 9, 2004, and incorporated herein by reference.

     (5) Filed as Exhibit 3.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on January 5, 2005, and incorporated herein by reference.

     (6)  Filed  as Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, and 10.7 to the
          Company's Form SB-2 Registration Statement filed with the Securities and Exchange Commission on August 17, 2004, and incorporated herein by reference.

     (7) Filed as Exhibit 10.1 and 10.2 to our Form 8-K filed with the Securities and Exchange Commission on August 6, 2004, and incorporated herein by reference.

     (8) Filed as Exhibit 1.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on September 1, 2004, and incorporated herein by reference.

*     Filed  herein

     (b)  REPORTS  ON  FORM  8-K

The Company filed the following one report on Form 8-K during the last quarter of the fiscal period covered by this report:

     (1) Form 8-K filed on December 9, 2004, to report that the Company had filed a Certificate of Amendment to its Articles of Incorporation to affect a name change, increase its authorized shares, affect a reverse stock split, and reauthorize the par value of its common stock.

The Company filed the following one report on Form 8-K subsequent to the last quarter of the fiscal period covered by this report:

     (1) Form 8-K filed on January 5, 2005, to report that the Company entered into an Asset Acquisition Agreement to purchase substantially all of the assets of Musters & Company, Inc., to report that the Company filed a Certificate of Designations for Series A Preferred Stock and to report that the Company issued three (3) shares of Series A Preferred Stock.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

AUDIT  FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements was $ 10,000 and $ 15,000, respectively. The aggregate fees billed for each of the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for review of the financial statements included in the registrant's Form 10-QSB or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $ - 0 - and $ 5,000, respectively.

AUDIT  RELATED  FEES

None.

TAX  FEES

None.

ALL  OTHER  FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2003 and 2004 for products and services provided by the principal accountant, other than the services reported above was $ - 0 - and $ 9,000, respectively.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             XA,  INC.

DATED:  February    24,  2005                By:  /s/  Joseph  Wagner
                                             ------------------------
                                             Joseph  Wagner
                                             Chief  Executive  Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME     TITLE                            DATE

/s/  Joseph  Wagner     Chief  Executive  Officer       February   24,  2005
----------------------
Joseph  Wagner

/s/  Jean  Wilson       Principal  Financial  Officer   February   24, 2005
----------------------
Jean Wilson