Form 10QSB
period 2005-03-31
XA, INC.
filed 2005-05-16
CIK 1132034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

               For the transition period from           to
                                              ---------    ----------

               Commission file number 000-32885

                                    XA, INC.
                                    -------
        (Exact name of small business issuer as specified in its charter)

              NEVADA                                   88-0471263
  -------------------------------          ---------------------------------
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

     As of May 6, 2005, 3,516,250 shares of common stock of the issuer were outstanding ("Common Stock").

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

Pollard-Kelley Auditing Services, Inc.
Auditing Services
3250 West Market St, Suite 307, Fairlawn, OH 44333 330-864-2265




               Report of Independent Certified Public Accountants



Board  of  Directors
XA,  Inc.  and  Subsidiary

We have reviewed the accompanying consolidated balance sheets of XA, Inc. and Subsidiary as of March 31, 2005 and 2004 and the related consolidated statements of income, stockholders' equity, and cash flows for the three-month periods then ended. These interim financial statements are the responsibility of the Company's management.

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

Pollard-Kelley  Auditing  Services,  Inc.

S/S Pollard-Kelley Auditing Services, Inc.
May  12,  2005
Fairlawn,  Ohio


XA, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
March 31, 2005 and 2004

                                              2005         2004
                                          ------------  -----------
                      ASSETS
Current Assets
   Cash                                   $   915,802   $  452,752
   Accounts receivable                        591,314    1,008,310
   Work in process at cost                    401,703            -
   Prepaid expenses                             2,234            -
   Prepaid employment contract                 89,324            -
   Officer's loans receivable                       -        1,409
                                          ------------  -----------
     Total Current Assets                   2,000,378    1,462,471

Fixed Assets
   Equipment                                  174,659       91,821
   Furniture and fixtures                      49,162       42,175
   Leasehold improvements                      40,735            -
                                          ------------  -----------
                                              264,556      133,996
   Less accumulated depreciation             (133,076)    (119,574)
                                          ------------  -----------
                                              131,481       14,422

Other Assets
   Discount on Convertible Notes Payable      277,267            -
   Deferred taxes                             496,000            -
   Prepaid employment contract                193,837            -
   Deposits                                    38,180       10,197
   Goodwill                                   865,309            -
                                          ------------  -----------
                                            1,870,593       10,197
                                          ------------  -----------
                                          $ 4,002,451   $1,487,090
                                          ============  ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                       $   236,316   $  204,210
   Accrued payroll                                  -       57,958
   Withheld and accrued taxes                   2,886      286,379
   Unearned revenues                          771,548            -
   Accrued interest                            41,400            -
   Line of credit                                   -      200,000
   Current portion of long term debt                -       83,652
                                          ------------  -----------
     Total Current Liabilities              1,052,151      832,199

Long-term Debt
   Note payable                             2,032,500      190,362

Stockholders' Equity
   Series A preferred stock                         -            -
   Common stock                                 3,516        2,933
   Additional paid in capital               2,170,532      619,007
   Retained income                         (1,256,248)     215,089
   Treasury stock                                   -     (372,500)
   Subscription receivable                          -            -
                                          ------------  -----------
                                              917,800      464,529
                                          ------------  -----------
                                         $ 4,002,451   $ 1,487,090

See accompanying notes to financial statements.


XA, Inc. and Subsidiary
CONSOLIDATED INCOME STATEMENT
For the Quarters Ended March 31, 2005 and 2004

                               Quarter      Year to Date   Quarter   Year to Date
                                 2005          2005         2004         2004
                            ------------   -----------  -----------  -----------
Revenues
   Sales                       $2,695,232   $2,695,232   $2,574,235   $2,574,235

Cost of goods sold
   Direct production costs      1,964,564    1,964,564    1,241,650    1,241,650
                            -------------   -----------  -----------  -----------

Gross profit                      730,668      730,668    1,332,585    1,332,585

Administrative expense
   Administrative                 652,371      652,371      859,440      859,440
                            -------------   -----------  -----------  -----------

Income from operations             78,297       78,297      473,145      473,145

Other income and expenses
   Other income                     3,433        3,433       57,424       57,424
   Other expenses                  (8,143)      (8,143)      (6,106)      (6,106)
                            -------------   -----------  -----------  -----------
                                   (4,710)      (4,710)      51,318       51,318
                            -------------   -----------  -----------  -----------
Income before taxes                73,587       73,587      524,463      524,463

Tax provisions
   Tax provisions                  29,000       29,000      219,056      219,056
                            -------------   -----------  -----------  -----------

Net Income (Loss)              $   44,587   $   44,587   $  305,407   $  305,407
                            =============   ===========  ===========  ===========

Earnings per Share
   Average shares outstanding   3,516,250    3,516,250
   Basic                       $     0.01   $     0.01

See accompanying notes to financial statements.


XA, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from January 1, 2004 through March 31, 2005

                                                                                Additional                    Stock
                                Series A Preferred Stock  Common Stock ----       Paid-in     Retained     Subscription
                                      Shares  Amount      Shares      Amount      Capital      Deficit      Receivable    Total
                                      ------  -------  ------------  ---------  -----------  ------------  ------------  ---------
Balance January 1, 2004                    -        -   52,600,003     52,600      448,400       (90,318)     (250,000)  160,682
  Correction of shares outstanding         -        -           13          -            -             -                       -
  Cancellation of Stock Subscription
    agreement                              -        -   (1,000,000)    (1,000)    (499,000)            -       250,000  (250,000)
  1:20 reverse stock split
    December  2004                         -        -  (49,020,008)   (49,020)      49,020             -             -         -
  Renegotiated Subscription
    agreement                              -        -       32,188         32      514,968             -             -   515,000
  Shares issue for services                -        -      633,862        634      141,731             -             -   142,365
  Sale of stock                            -        -        8,750          9      349,991             -             -   350,000
  Additional paid in capital
     from Warrant sales                    -        -            -          -      121,000             -             -   121,000
  Treasury stock acquired and
     shares cancelled                      -        -      (22,969)       (23)          23      (372,500)            -  (372,500)
  Shares issued for acquisition
    August 2004                            -        -       40,000         40      335,960             -             -   336,000
  Shares issued upon conversion of
    Notes payable                          -        -       94,411         94      467,406             -             -   467,500
  Write-off of Discount on Notes
    Payable converted                      -        -            -          -      (96,317)            -             -   (96,317)
  Shares for acquisition
    December  2004                         -        -      150,000        150      337,350             -             -   337,500
  Issue of Series A Preferred              3        -            -          -            -             -             -         -
  Net loss                                 -        -            -          -            -      (838,017)            -  (838,017)
                                      ------  -------  ------------  ---------  -----------  ------------  ------------  ---------
Balance December 31, 2004                  3        -    3,516,250      3,516    2,170,532    (1,300,835)            -   873,213
  Net Income                               -        -            -          -            -        44,587             -    44,587
                                      ------  -------  ------------  ---------  -----------  ------------  ------------  ---------
Balance March 31, 2005                     3  $     -    3,516,250   $  3,516   $2,170,532   $(1,256,248)  $         -   $917,800
                                      ======  =======  ============  =========  ===========  ============  ============  =========

See accompanying notes to financial statements.


XA, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Quarters Ended March 31, 2005 and 2004

                                                     Quarter    Year to Date   Quarter   Year to Date
                                                       2005         2005         2004        2004
                                                    -----------  -----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss)                                 $   44,587   $   44,587   $ 305,407   $ 305,407
  Adjustments to reconcile net earnings to net
    cash provided (used) by operating activities:
      Provision for deferred taxes                      29,000       29,000           -           -
      Depreciation                                       8,143        8,143       1,044       1,044
      Amortization of Discounts on Notes Payable        33,307       33,307           -           -
      Stock for services                                     -            -       5,940       5,940
    Changes in Current assets and liabilities:
      (Increase) Decrease in Accounts receivable      (132,285)    (132,285)   (826,691)   (826,691)
      (Increase) in Work in process                   (215,097)    (215,097)          -           -
      (Increase) Decrease in Prepaid expenses              500          500           -           -
      (Increase) Decrease in Officers loans                  -            -     (54,780)    (54,780)
      (Increase) in Prepaid employment contracts       (31,546)     (31,546)          -           -
      (Decrease) Increase in Accounts payable           (9,810)      (9,810)    169,964     169,964
      (Decrease) Increase in Accrued payroll           (17,798)     (17,798)        917         917
      Increase in Accrued interest                      41,400       41,400           -           -
      (Decrease) in Withheld and accrued taxes          (1,320)      (1,320)    220,252     220,252
      Increase (Decrease) in Unearned revenue          201,862      201,862           -           -
                                                    -----------  -----------  ----------  ----------
      NET CASH PROVIDED (USED) BY
            OPERATING ACTIVITIES                       (49,057)     (49,057)   (177,947)   (177,947)

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of Fixed assets                        (15,183)     (15,183)    (10,082)    (10,082)
       Increase in Goodwill                            (57,075)     (57,075)          -           -
       Increase in Deposits                                  -            -     (10,197)    (10,197)
                                                    -----------  -----------  ----------  ----------
       NET CASH (USED) BY INVESTING
            ACTIVITIES                                 (72,258)     (72,258)    (20,279)    (20,279)

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                       -            -     115,000     115,000
  Collection of Subscription receivable                      -            -     250,000     250,000
  Increase in Discounts on Convertible Notes                 -            -           -           -
  Increase in Line of credit                                 -            -           -           -
  Payments on Line of credit                                 -            -           -           -
  Increase in Long - term debt                               -            -           -           -
  Payments on Long - term debt                               -            -     (20,522)    (20,522)
                                                    -----------  -----------  ----------  ----------
      NET CASH USED BY
            FINANCING ACTIVITIES                             -            -     344,478     344,478
                                                    -----------  -----------  ----------  ----------

NET INCREASE (DECREASE) IN CASH                       (121,315)    (121,315)    146,252     146,252
CASH ACQUIRED IN ACQUISITION                                 -            -           -           -
CASH AT BEGINNING OF PERIOD                          1,037,117    1,037,117     306,500     306,500
                                                    -----------  -----------  ----------  ----------
CASH AT END OF PERIOD                               $  915,802   $  915,802   $ 452,752   $ 452,752
                                                    ===========  ===========  ==========  ==========


See accompanying notes to financial statements.

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2005

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

On June 29, 2004, the Company secured a $2,500,000 financing commitment from five unrelated entities for the purchase of convertible promissory notes, and the issuance of Class A Warrants and Class B Warrants to purchase shares of the Company's common stock. The Company received $1,250,000 for the purchase of convertible promissory notes. The notes will convert into 500,000 shares of common stock, at the rate of $2.00 per share. The Class A Warrants are for 250,000 shares of common stock at $0.48 per share. The Warrants must be exercised within four years. The Class B Warrants are for 500,000 shares of common stock, at the rate of $2.00 per share.

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2005

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED
------------------------------------------------------------------------

The warrants must be exercised by no later than September 3, 2005. The Warrants issued were valued at $121,000.

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

                          Assets Acquired
          Cash                                   $8,152
          Accounts  receivable                   18,050
          Inventories                            45,930
          Furniture                               1,500
          Goodwill                              349,120
                                               --------
                    Total                      $422,752
                                               ========

                         Liabilities Assumed
          Accounts  payable                     $67,132
          Accrued  payroll                       11,205
          Withheld  and  accrued  taxes           3,015
          Line  of  credit                        5,400
                                                -------
                    Total                       $86,752
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

                                 March 31, 2005

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

On December 8, 2004, the Company issued 542,235 pre-reverse split shares of common stock to employees in satisfaction of certain provisions of employment agreements. The shares were valued at $10,845.

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

On December 29, 2004, the Board of Directors of the Company, with shareholder approval authorized the issue of 3 shares of Series A Preferred Stock. Also on December 29, 2004, the Company entered into an asset purchase agreement with an event d'cor company. The Company purchased certain assets and assumed no liabilities of the entity for 150,000 shares of the Company's common stock.

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

                                 March 31, 2005

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED
------------------------------------------------------------------------

The consolidated financial statements include the accounts of XA, Inc and Fiori XA, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company is a comprehensive event marketing, design and production firm with full service offices in Chicago, New York and Los Angeles.

CASH  AND  CASH  EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all short-term debt securities to be cash equivalents.

Cash  paid  during  the  years  for:

                           2005               2004
                           ----               ----
     Interest             $  -0-            $6,106
     Income  taxes        $  -0-            $  -0-

PROPERTY  AND  EQUIPMENT

Property and equipment are carried at cost. Maintenance, repairs and renewals are expensed as incurred. Depreciation of property and equipment is provided for on the straight line and 200% declining balance basis over their estimated useful lives as follows:

     Equipment                         5  years
     Furniture  and  fixtures          5  years
     Leaseholds                       39  years

Depreciation expense for the quarters ended March 31, 2005 and 2004 was $8,143 and $1,044 respectively.

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

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2005

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED
------------------------------------------------------------------------

for tax and book. After December 4, 2003 the Company is taxed as a Sub-chapter C corporation under the Internal Revenue Code.

The estimated tax provision at March 31, 2005 and 2004 consists of the following:

     Current  Provision          2005             2004
                                 ----             ----

     Federal                  $25,000           $180,337
     State                      4,000             38,719
                                -----             ------
                              $29,000           $219,056
                               =======          ========

The Company has net loss carryforwards of approximately $1,125,000 that expire in 2020 for federal taxes and 2017 for state taxes.

USE  OF  ESTIMATES
------------------

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

CONCENTRATION  OF  CREDIT  RISKS
--------------------------------

During 2005 and 2004 and at March 31, 2005 and 2004, the Company had deposits in banks in excess of the FDIC insurance limit.

NOTE  2  -  DISCOUNT  ON  CONVERTIBLE  NOTES  PAYABLE
-----------------------------------------------------

Discount on Convertible Notes Payable represents costs the Company incurred in connection with the convertible promissory notes. These costs will be amortized over the life of the notes (24 months) on a straight-line basis. The amortization expense for these costs in the quarter ended March 31, 2005 was $33,307.

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2005

NOTE  3  -  NOTES  PAYABLE
--------------------------

On December 1, 2003 the Company renewed its Line of Credit agreement with a bank. The note for $200,000 is due on demand, and if no demand is made, the outstanding balance is due April 4, 2004. Interest varies at 0.5% over the Prime Rate as published in the Wall Street Journal. The rate at December 31, 2003 was 4.5%. The note was paid in full on August 5, 2004. The balance of this note at March 31, 2005 and 2004 was $0 and $200,000 respectively.

On May 1, 2002, the Company entered into a loan agreement with a local bank for $417,000. The initial interest rate on the loan was 5.25% that varies at 0.5%
over the Wall Street Journal Prime Rate. The rate at December 31, 2003 was 4.5%. The loan calls for 60 monthly payments of $7,933 including interest. The loan is unsecured, however the bank has the right of offset in all the Company's accounts with the lender. The note was paid in full on August 5, 2004. The balance of this note at March 31, 2005 and 2004 was $0 and $274,014 respectively.

On August 12, 2004, the Company entered into a Line of Credit agreement with a bank for $750,000. The note is due August 12, 2005. Interest varies at 0.25% over the Bank's prime rate. The Company's assets secure the note. The draws are based on a borrowing base formula at 75% of eligible accounts receivable less 90 days past due accounts. The agreement required the payment of a $5,000 commitment fee. The balance outstanding under this agreement at March 31, 2005 was $0.

On June 29, 2004, the Company entered into a Convertible Promissory Note agreement with 5 unrelated entities. The terms of the 5 notes are identical. The interest rate is 6%. The notes are convertible into the Company's common stock at a conversion rate of $2.00 per share. Conversion is at either the holder or Company's option. However, if the Company requests conversion it must convert with registered stock. The holder also received Class A and Class B Warrants (Note 4) and have agreed to purchase an additional $1,250,000 of convertible promissory notes within five days of the registration of the shares convertible under this agreement. On September 13, 2004, note holders with $267,500 due converted these notes into 1,076,693 pre-reverse split shares of the Company's common stock in accordance with the note agreement. On November 1, 2004, note holders with $200,000 due converted these notes into 811,533 pre-reverse split shares of the Company's common stock in accordance with the
note  agreement.   The  balance  due  at  March  31,  2005  was  $2,032,500.

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2005

NOTE 3 - NOTES PAYABLE - CONTINUED
----------------------------------


Total  Long-Term  debt  at  December  31,  is  as  follows:

                                      2005               2004
                                      ----               ----
     Long-term  debt               $2,032,500          $274,014
     Less  Current  portion                -0-          (83,652)
                                   ----------         ----------
     Long-term  debt               $2,032,500          $190,362
                                   ==========         ==========



Maturities  on  long-term  debt  at  December  31,  2004  are  as  follows:

          Year  ending  December  31,
                    2004                 $         -0-
                    2005                           -0-
                    2006                    2,032,500
                    2007                           -0-
                    2008                           -0-

NOTE  4  -  EQUITY
------------------

PREFERRED  STOCK
----------------

On December 27, 2004, the Board of Directors, with shareholder approval, issued 3 shares, of the authorized 10,000,000 shares of "blank check" preferred, as Series A Preferred Shares. The Series A Preferred Shares have a par value of $.001 per share, have no rights to dividends, no liquidation preference, no conversion rights and no redemption rights. The holders thereof, voting as a class, shall have the right to vote on all shareholder matters equal to fifty-one percent of the total vote. There were 3 shares outstanding at March 31, 2005.

COMMON  STOCK
-------------

On December 3, 2004 the shareholder of the Company increased the total authorized shares of common stock to 200,000,000 with a par value of $.001 per share. The Company had 3,516,249 and 2,933,250 shares outstanding at March 31, 2005, and March 31, 2004, respectively.

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2005

NOTE  4  -  EQUITY  -  CONTINUED
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

Class B Warrants are to purchase 500,000 shares of the Company's common stock at an exercise price of $5.00 per share. They can be exercised until September 3, 2005.

NOTE  5  -  RELATED  PARTIES
----------------------------

The Company has from time to time made advances to its principal stockholder and Chief Executive Officer. The advances are unsecured, and bear no interest. The total outstanding under this informal arrangement was $-0- and $1,409 at March 31, 2005 and 2004 respectively.

NOTE  6  -  COMMITMENTS
-----------------------

On February 1, 2001, the Company entered into a seven-year lease agreement for office space in Chicago. The lease terminates March 31, 2008. Lease payments are on a sliding scale as follows:

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2005

NOTE  6  -  COMMITMENTS  -  CONTINUED
-------------------------------------


          Period                   Monthly  Rent
          Year  1                    $11,032
          Year  2                    $11,319
          Year  3                    $11,614
          Year  4                    $11,918
          Years  5  &  6             $12,231
          Year  7                    $12,886

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

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2005

NOTE  6  -  COMMITMENTS  -  CONTINUED
-------------------------------------

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

On June 30, 2004, the Company entered into a five-year lease for retail/office space in Chicago. The lease terminates August 31, 2008. Lease payments are on a sliding scale as follows:

     Period           Monthly  Rent
     Year  1            $  5,250
     Year  2            $  5,408
     Year  3            $  5,570
     Year  4            $  5,736
     Year  5            $  5,909

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2005

NOTE  6  -  COMMITMENTS  -  CONTINUED
-------------------------------------

On August 1, 2004, the Company entered into an equipment lease with a finance company. The lease is for 60 months with monthly payments of $613.

Future  minimum  payments  due  under  these  lease  agreements  are as follows:

          2004                             $312,726
          2005                             $280,151
          2006                             $266,175
          2007                             $215,296
          2008                             $199,144

NOTE  7  -  EMPLOYMENT  AGREEMENTS
----------------------------------

On August 1, 2004, the Company entered into employment agreements with its Chief Executive Officer, its Chief Operating Officer, President and Secretary, and its Vice President of Operations and Treasurer. The agreements cover a 36 month period, define annual compensation, paid days off, and severance pay. The agreements also require the Company to maintain $1,000,000 of Directors and Officers Liability insurance. In the case of two of the agreements it provides as additional consideration 295,000 shares of the Company's common stock. These shares are subject to the risk of forfeiture.

NOTE  8  -  SERVICE  AGREEMENTS
-------------------------------

On May 11, 2005, the Company entered into a service agreement with its General Counsel to provide services through December 31, 2005. The agreement calls for payments of $8,250 per month and the issuance of 75,000 shares of common stock. The shares are to vest as follows; 35,000 shares on April 30, 2005, with the balance vesting at the rate of 5,000 shares each month, at the end of each month, throughout 2005.

On May 11, 2005, the Company entered into a service agreement with a company to provide electronic filing services with the United States Securities and Exchange Commission through May 31, 2006. The agreement calls for payment by the issuance of 40,000 shares of common stock to vest as follows; 17,060 shares on April 30, 2005, with the balance vesting at the rate of 3,077 shares per month, through the end of the agreement.

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

     On December 4, 2003, Synreal, The Experiential Agency, Inc., formerly G/M Productions, Inc., an Illinois corporation ("Experiential") and the former Experiential shareholders entered into an Exchange Agreement (the "Exchange" or "Acquisition") whereby Experiential became a wholly-owned subsidiary of the Company and control of the Company shifted to the former Experiential shareholders. In addition, Frank Goldstin, the Company's former Chief Executive Officer and a director of the Company, entered into a stock purchase agreement with the Company's former officers and directors, Brian Chelin and Jennifer Wallace. Synreal was considered a "shell" at the time of the Acquisition; therefore, the transaction was treated as a reverse merger.

     On February 2, 2004, the Company affected a 13 to 1 forward stock split. On December 9, 2004, the Company affected a 1 for 20 reverse stock split. The effects of the stock splits have been retroactively reflected in this Form 10-QSB unless otherwise stated.

     In June 2004, the Company entered into a Subscription Agreement (the "Subscription Agreement") with Alpha Capital Aktiengesellschaft ("Alpha Capital"), Stonestreet Limited Partnership ("Stonestreet"), Whalehaven Funds Limited ("Whalehaven"), Greenwich Growth Fund Limited ("Greenwich") and Genesis Microcap Inc. ("Genesis") (collectively the "Note Holders") to purchase convertible promissory notes having an aggregate principal amount of $2,500,000, a 6% annual interest rate, and a conversion price of $0.25 per share (the "Convertible Notes" or "Notes"). Following the reverse stock split on December 9, 2004, the conversion price of the Notes would have been $5.00 per share, however, pursuant to a Waiver Agreement the Company and the Note Holders agreed to change the conversion price of the Notes to $2.00 per share.

      Of the $2,500,000 in Convertible Notes issued to the Note Holders, $467,500 in principal and $4,555.67 in interest have been converted into a total of 94,412 post split shares, leaving $2,032,500 (not including any accrued interest) which can be converted into approximately 1,016,250 shares of Common Stock. The Subscription Agreement also provided for the issuance of warrants to purchase up to an aggregate of 250,000 shares of Common Stock, with an exercise price of $9.60 per share (the "Class A Warrants"), and warrants to purchase up to an aggregate of 500,000 shares of Common Stock, with an exercise price of $5.00 per share (the "Class B Warrants"). The Class A Warrants and the Class B Warrants are collectively referred to herein as the "Warrants". The Company did not agree to change the exercise price of the Class A Warrants or the exercise price of the Class B Warrants. The Class A Warrants expire Four (4) years from the date they were issued. The Company also agreed to extend the expiration date of the Class B Warrants through September 3, 2005.

                                  RECENT EVENTS

     On January 3, 2005, in furtherance of the Company's growth through acquisition strategy, the Company entered into an Asset Acquisition Agreement to purchase substantially all of the assets of Musters & Company, Inc., a New York corporation ("Musters"), an event planning and decor company whose operations are located in the floral district in New York, in exchange for 150,000 restricted shares of the Company's Common Stock and the assumption of the leases of Musters. Entry into the Asset Acquisition Agreement was approved by the Company's board of directors on December 29, 2004. Included in the assets purchased by the Company were copyrights, contract rights, customer lists, goodwill, leasehold improvements, leases, permits, fixed assets, software, trademarks, trade names, trade secrets, internet domains, and phone numbers. Excluded from the sale of assets were accounts receivable, insurance policies, claims for tax refunds, employee benefit plans (or interests therein) and all real estate (excluding leasehold improvements) either held by Musters or an affiliated entity.


     Additionally, Mr. Goldstin entered into a new Employment Agreement with the Company on February 17, 2005, which became effective on March 1, 2005, under which Mr. Goldstin will serve as the Chairman of the Company's Board of Directors for a term of Twenty-Four (24) months at an annual salary of $100,000 per year. The new employment agreement superceded and replaced his former employment agreement with the Company. Under the new Agreement, the Company is able to terminate the Agreement at any time if Mr. Goldstin is negligent in his duties under the Employment Agreement, however, in the event of termination for good reason by Mr. Goldstin or without cause, the Company is obligated to pay Mr. Goldstin a severance payment of $50,000 in addition to all payments of salary earned by Mr. Goldstin through such date of termination in one lump sum payment. Additionally, under the Employment Agreement, the Company shall maintain a lease of a car for the use of Mr. Goldstin or shall provide a car allowance not to exceed $2,000 per month during the term of the Agreement.

     In connection with Mr. Goldstin's new Employment Agreement, Mr. Goldstin and the Company entered into a Leakout Agreement. Pursuant to the Leakout Agreement, Mr. Goldstin agreed not to sell any of the Company's shares of Common Stock which he owns for a period of sixty (60) days from the date of the Leakout Agreement, February 17, 2005, and that after the expiration of sixty (60) days from the date of the Leakout Agreement, Mr. Goldstin will sell no more than Ten Thousand (10,000) shares of the Company's Common Stock per month while the Leakout Agreement is in effect. Mr. Goldstin also agreed to not sell any shares of the Company's Common Stock in the Twenty (20) day periods surrounding the release of the Company's Quarterly reports and the Thirty-Five (35) day period surrounding the date the Company's Annual report will be released. The Leakout Agreement shall be in effect until February 18, 2007.


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

     For fifteen (15) years, XA has worked with clients around the globe to design and produce strategic multidimensional, highly stylized and integrated event programs. During the fiscal year ended December 31, 2004, XA planned and executed over one hundred (100) events that were attended by more than an aggregate of approximately twenty thousand (20,000) people in the United States and foreign markets. During the three months ended March 31, 2005, the Company planned and executed thirty-one (31) events which were attended by over ten thousand (10,000) people, for clients including ABN AMRO, Finesse, Kenneth Cole, McDonalds Corporation, Starbuck's, UNICEF, VH1, W Hotels and the Wella Corporation.

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

Principal Products and Services

     XA offers a wide range of services that encompass the event planning process including general management, concept creation, content creation, and execution. XA earns most of its revenue from event services fees that it charges clients regarding the following general service areas:

     *    Event  Marketing
     *    Design  and  production
     *    Meetings,  Conferences  and  Trade  Shows
     *    Entertainment  and  Show  Production
     *    Business  Theater  &  General  Sessions
     *    Mobile  Marketing
     *    Audio/Visual  Production
     *    Destination  Management
     *    XA  Interactive  (Digital  Marking)

     XA earns a management fee when it provides general management services. XA earns fees on a fee-for-services basis when it undertakes event marketing and business communications projects.

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

     XA will also fuel growth through a broader, carefully designed growth strategy that includes extending relationships with existing clients, building new client relationships, expanding its international client base, making selected infrastructure acquisitions, and expanding its media services. The Company is currently performing due diligence on a number of potential acquisitions, but has not entered into a formal Letter of Intent with any potential acquisition targets.

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

                            Significant Events During
                      the Three Months Ended March 31, 2005


     The Company generated new revenues and new client acquisitions through its two acquisitions, Fiori, Inc. an event decor company ("Fiori"), and Musters & Company, Inc., an event planning and decor company whose operations are located in New York ("Musters"), which were completed in 2004. The Company believes that Fiori may generate $1,000,000 in revenue for the Company for the fiscal year ended 2005, of which there can be no assurances. XA created a new division of the Company, "XA Interactive," in the first quarter of 2005, which focuses on digital marketing client services. The Company also added a new business development team member in Los Angeles, California, in March 2005. Additionally, in February 2005, the Company's New York Creative Director, Mark Musters, was named one of New York's Top 10 Event Designers by BizBash Media.

COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

     Sales revenue for the three months ended March 31, 2005, increased $120,997 or 5%, to $2,695,232, as compared to $2,574,235 for the fiscal three months ended March 31, 2004. The increase in sales revenue was due to the Company's acquisitions, new clients and the Company's business development initiatives.

     Cost of goods sold as a percentage of revenue for the three months ended March 31, 2005 increased to 72.9% of gross revenue as compared to 48.2% of gross revenue for the three months ended March 31, 2004. Costs of goods sold increased $722,914 or 58%, to $1,964,564 for the three months ended March 31, 2005, compared to $1,241,650 for the three months ended March 31, 2004. The increase in cost of goods sold and the increase in cost of goods sold as a percentage of revenue was due to several factors including perfecting the Company's revenue recognition accounting procedure for how client revenues are booked and certain client specific issues including a client road show in seven (7) different markets with different vendor costs. Additionally, the Company produced a large international project during the three months ended March 31, 2005, which attributed to higher vendor costs.

     Gross profit as a percentage of sales ("gross profit margin") decreased to 27.1% for the three months ended March 31, 2005 from 51.8% for the three months ended March 31, 2004. The decrease in gross profit margin was due to the 5% increase in sales revenue that was offset by the 58% increase in cost of goods sold. Gross profit decreased $601,917 or 45%, to $730,668 for the three months ended March 31, 2005, compared to gross profit of $1,332,585 for the three months ended March 31, 2004.

     Administrative expenses decreased $207,069 (or 24%) to $652,371 for the three months ended March 31, 2005, compared to $859,440 for the three months ended March 31, 2004. The decrease in administrative expenses was principally attributed to the Company's restructuring of the Company's management team and an increased focus on reducing administrative costs.

     The Company had income from operations of $78,297 for the three months ended March 31, 2005, compared to income from operations of $473,145 for the three months ended March 31, 2004, a decrease of $394,848 or 83% from the prior period. This was mainly attributable to the Company's perfecting its recognition policy and increases in costs of goods sold as a percentage of sales during the three months ended March 31, 2005.

     Other income and expenses was ($4,710) for the three months ended March 31, 2005, consisting of $3,433 of other income and ($8,143) of other expenses, compared to $51,318 of other income and expenses for the three months ended March 31, 2004, which consisted of $57,424 of other income and ($6,106) of other expenses.

     The Company had net income of $44,587 for the three months ended March 31, 2005 as compared to net income of $305,407 for the three months ended March 31, 2004, a decrease from the prior period of $260,820 or 85%. The decrease in net income was principally attributed to the Company perfecting its recognition policy. For the three months ended March 31, 2005, the Company perfected its revenue recognition policy. As shown in the Company's balance sheet, the Company had $771,548, of unearned revenue for the three months ended March 31, 2005, as a result of the Company perfecting its accounting procedures.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had total assets of $4,002,451 as of March 31, 2005, which consisted of current assets of $2,000,378, fixed assets of $131,481, and other assets of $1,870,593.

     As of March 31, 2005, the Company's total current assets were $2,000,378, which consisted of $915,802 of cash, $591,314 of accounts receivable, $401,703 of work in process at cost, $$2,234 of prepaid expenses, and $89,324 of prepaid employment contract. The prepaid employment contract consisted of 225,000 shares of the Company's Common Stock which were issued to the Company's Chief Executive Officer, Joseph Wagner and 70,000 shares of the Company's restricted Common Stock which were issued to the Company's Chief Operating Officer, Jean Wilson, in August 2004, in consideration of their services to the Company. Of Mr. Wagner's 225,000 restricted shares, 75,000 became fully vested as of December 31, 2004, and the remaining 150,000 are subject to a risk of forfeiture. Of Ms. Wilson's 75,000 restricted shares, 25,000 became fully vested as of December 31, 2004, and the remaining 50,000 are subject to a risk of forfeiture.

     The Company had working capital of $948,227.03 and a ratio of current assets to current liabilities of 1.90.

     The Company had fixed assets of $131,481 as of March 31, 2005, which consisted of equipment of $174,659, furniture and fixtures of $49,162, and leasehold improvements of $40,735, offset by ($133,076) in accumulated depreciation.

     The Company had other assets of $1,870,593 as of March 31, 2005, which consisted of $277,267 discount on convertible notes payable, $496,000 of deferred taxes, $193,837 of prepaid employment contract, $38,180 of deposits and $865,309 of goodwill. The prepaid employment contract consisted of prepaid employment agreements with the Company's senior management.

     The Company had total liabilities of 3,084,651 as of March 31, 2005, which consisted of current liabilities of $1,052,151, which consisted of $236,316 of accounts payable, $2,886 of withheld and accrued taxes, $771,548 of unearned revenues and $41,400 of accrued interest; and 17,798 of accrued payroll, $4,206 of withheld and accrued taxes, and $569,686 of unearned interest; and long-term debt of $2,032,500 which consisted of note payable ("Note"). Note payable consists of Convertible Notes held by five (5) unrelated parties. Each Note accrues interest at 6% per year and is convertible into the Company's Common Stock at $2.00 per share. The Notes can therefore be converted into 1,016,250 shares of the Company's Common Stock as of March 31, 2005. The $771,548 of unearned revenue was in connection with the Company perfecting its revenue recognition policy.

     The Company had net cash used by operating activities of ($49,057) for the three months ended March 31, 2005, which consisted of a net income of $44,587, provision for deferred taxes of $29,000, depreciation of $8,143, amortization of discounts on note payable of $33,307, increase in accounts receivable of $132,285, increase in work in process of $215,097, decrease in prepaid expenses of $500, increase in prepaid employment contracts of $31,546, decrease in accounts payable of $9,810, decrease in accrued payroll of $17,798, increase in accrued interest of $41,400, decrease in withheld and accrued taxes of $1,320 and increase of unearned revenue of $201,862.

     The Company had net cash used by investing activities of $72,258 for the three months ended March 31, 2005, which consisted of ($15,183) of purchase of fixed assets and ($57,075) of increase in goodwill.

     The Company had $-0- of net cash used by financing activities for the three months ended March 31, 2005.

     The Company requires $1 to $5 million of financing to support strategic acquisitions and the current expansion plan for the next 18 to 24 months. This financing is in addition to $2.5 million already raised. The Company received an aggregate of $2.5 million of Convertible Note financing from five (5) unrelated parties. In connection with the Convertible Note financing, we issued Class A Warrants to purchase 250,000 shares of our Common Stock at an exercise price of $9.60 per share and Class B Warrants to purchase 500,000 shares of our Common Stock at an exercise price of $5.00 per share. The Class B Warrants have since expired unexercised. There is currently $2,032,500 remaining under the principal amounts of the Notes (not including any accrued and unpaid interest), of which approximately one-half is due in June 2006 and one-half is due in September 2006. Currently the Company does not have enough cash on hand to pay the amounts due on the Notes.

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

     As of the date of this Report, the Note Holders have purchased, and the Company has issued, all of the Convertible Notes having an aggregate principal amount of $2,500,000. Of the $2,500,000 that the Company owed, the Note Holders had converted $467,500 of principal and $4,562.33 of accrued interest into 94,154 post split shares of Common Stock as of the date of this filing, leaving $2,032,500 still owed to the Note Holders as of the date of this filing, not including any accrued and unpaid interest.

     The Company has a line of credit agreement which it entered into on August 12, 2004, with a bank for $750,000. The note is due August 12, 2005, and the interest varies at 0.25% over the bank's prime rate. The Company's assets secure the note. The balance outstanding under this line of credit at March 31, 2005 was $0.

     While the Company is not currently a party to any agreements with respect to any acquisitions, it is possible that an agreement in principle or a definitive agreement as to one or more acquisitions will be executed prior to the completion of the current capital raising efforts. The Company is currently performing due diligence on a number of potential acquisitions, but has not entered into any Letter of Intents for any potential acquisitions. The capital requirements as stated will be sufficient to complete the Company's initial acquisition and expansion phase over the next 18 to 24 months. The Company may require additional investment capital in the future to support additional strategic acquisitions and further expansion initiatives.

     At this time, no additional financing has been secured. The Company has no commitments from officers, directors or affiliates to provide funding. Our growth and continued operations could be impaired by limitations on our access to the capital markets. Without additional financing, we can continue our operations. However, if we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to pursue our expansion strategy and repay the Notes. There can be no assurance that capital from outside sources will be available, or if such financing is available, it may involve issuing securities senior to our Common Stock or equity financings which are dilutive to holders of our Common Stock. In addition, in the event we do not raise additional capital from conventional sources, it is likely that our growth will be restricted and we may need to scale back or curtail implementing our business plan.

                                  RISK FACTORS
                          -----------------------------

                          RISKS RELATING TO THE COMPANY

WE HAVE A PRESENT NEED FOR CAPITAL IN ADDITION TO $2.5 MILLION ALREADY RAISED.

     It is imperative that we raise $1 to $5 million of financing to implement our business plan, which is in addition to $2.5 million already raised, and $2,032,500 which we still owe to the Note Holders. During 2004, we received an aggregate of $2.5 million of Convertible Note financing from five (5) unrelated parties. In connection with the Convertible Note financing, we issued Class A Warrants to purchase 250,000 shares of our Common Stock at an exercise price of $9.60 per share and Class B Warrants to purchase 500,000 shares of our Common Stock at an exercise price of $5.00 per share. Since that time the Class B Warrants have expired. At this time, no additional financing has been secured. Our growth and continued operations could be impaired by limitations on our access to the capital markets. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to continue our business operations and pursue our expansion strategy. In the event we do not raise additional capital from conventional sources, there is every likelihood that we may need to scale back or curtail implementing our business plan.

WE HEAVILY DEPEND ON JOSEPH WAGNER, JEAN WILSON, AND FRANK GOLDSTIN.

     The success of the Company depends heavily upon the personal efforts and abilities of Joseph Wagner, Jean Wilson and Frank Goldstin. Joseph Wagner entered into a consulting agreement with the Company whereby Mr. Wagner served as the Company's, President and Secretary, and Chief Operating Officer and as of February 17, 2005, he began serving as the Company's Chief Executive Officer. Mr. Wagner is also a director of the Company. Mr. Wagner may engage in business activities or interests outside of the Company which are not adverse or competitive to the Company. Jean Wilson, serves as the Company's Treasurer and as a director of the Company pursuant to an employment agreement with the Company. Additionally, during the time period of this report, Ms. Wilson served as Vice President of Operations for the Company, and was appointed as Chief Operating Officer of the Company on February 17, 2005. Mr. Goldstin served as the Company's Chief Executive Officer during the time period of this report, and as a Director of the Company pursuant to an employment agreement with the Company. Mr. Goldstin resigned as Chief Executive Officer of the Company effective February 17, 2005. Mr. Goldstin, Mr. Wagner and Ms. Wilson may voluntarily terminate their employment at any time. The loss of Mr. Goldstin, Mr. Wagner, Ms. Wilson or other key employees could have a material adverse effect on our business, results of operations or financial condition. In addition, the absence of Mr. Goldstin, Mr. Wagner or Ms. Wilson may force us to seek a replacement who may have less experience or who may not understand our business as well, or we may not be able to find a suitable replacement.

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

OUR GROWTH WILL PLACE SIGNIFICANT STRAINS ON OUR RESOURCES.

     The Company's growth is expected to place a significant strain on the Company's managerial, operational and financial resources as Frank Goldstin, Joseph Wagner and Jean Wilson were our only officers during the period of this report, and Mr. Goldstin resigned as an officer of the Company on February 17, 2005. The Company has limited employees in addition to its small number of officers. Further, as the Company receives contracts, the Company will be required to manage multiple relationships with various customers and other third parties. These requirements will be exacerbated in the event of further growth of the Company or in the number of its contracts. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company will be able to achieve the rapid execution necessary to successfully offer its services and implement its business plan. The Company's future operating results will also depend on its ability to add additional personnel commensurate with the growth of its business. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be adversely affected.

FRANK GOLDSTIN, JOSEPH WAGNER AND JEAN WILSON CAN VOTE AN AGGREGATE OF 78.2% OF OUR COMMON STOCK AND CAN EXERCISE CONTROL OVER CORPORATE DECISIONS.

     Frank Goldstin, Joseph Wagner and Jean Wilson can vote an aggregate of 5,610,483 shares (or 78.2%) of our outstanding Common Stock which includes 3,516,250 votes due to their aggregate ownership of Series A Preferred Stock. Frank Goldstin entered into voting agreements with Joseph Wagner and Jean Wilson with respect to a total of 1,088,480 shares of Common Stock owned by Mr. Goldstin. The general affect of the voting agreements is that Mr. Wagner and Ms. Wilson can vote 544,240 and 544,240 shares, respectively, out of 1,613,032 shares of Common Stock owned by Mr. Goldstin in addition to Common Stock that Mr. Wagner and Ms. Wilson otherwise respectively own. Mr. Goldstin retained the right to vote 544,552 shares of Common Stock. Additionally, on December 28, 2004, the Company's Board of Directors approved the issuance of Three (3) shares of Series A Preferred Stock, One (1) each to Frank Goldstin, Jean Wilson, and Joseph Wagner for services rendered. The three shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. Accordingly, Mr. Goldstin, Joseph Wagner and Jean Wilson will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control, regardless of whether their aggregate Common Stock ownership falls below 50%. The interests of Mr. Goldstin, Mr. Wagner and Ms. Wilson may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

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

THE COMPANY HAS ESTABLISHED PREFERRED STOCK WHICH CAN BE DESIGNATED BY THE COMPANY'S BOARD OF DIRECTORS WITHOUT SHAREHOLDER APPROVAL AND HAS ESTABLISHED SERIES A PREFERRED STOCK, WHICH GIVES THE HOLDERS MAJORITY VOTING POWER OVER THE COMPANY.

     The Company has 500,000 shares of preferred stock authorized. The shares of preferred stock of the Company may be issued from time to time in one or more series, each of which shall have distinctive designation or title as shall be determined by the Board of Directors of the Company ("Board of Directors") prior to the issuance of any shares thereof. The preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by the Board of Directors. On December 28, 2004, the Company's Board of Directors approved the issuance of Three (3) shares of Series A Preferred Stock, One (1) each to Frank Goldstin, Jean Wilson, and Joseph Wagner for services rendered. The three shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. For example, if there are 10,000,000 shares of the Company's common stock issued and outstanding at the time of a shareholder vote, the holders of Series A Preferred Stock, voting separately as a class, will have the right to vote an aggregate of 10,400,000 shares, out of a total number of 20,400,000 shares voting. Because the Board of Directors is able to designate the powers and preferences of the preferred stock without the vote of a majority of the Company's shareholders, shareholders of the Company will have no control over what designations and preferences the Company's preferred stock will have. Because of the shares of Series A Preferred Stock, the holders of the three shares of Series A Preferred Stock will exercise voting control over the Company. As a result of this, the Company's shareholders will have less control over the designations and preferences of the preferred stock and as a result the operations of the Company.

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

ITEM 2. CHANGES IN SECURITIES

     In February 2005, the Company issued 150,000 post reverse-split restricted shares of the Company's Common Stock to Musters & Company, Inc., in connection with an Asset Acquisition Agreement which was approved by the Company's board of directors on December 29, 2004, and entered into in January 2005. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and no resale and the Company took appropriate measures to restrict transfer.

     The Company entered into an Agreement with its attorney, David M. Loev, Attorney at Law ("Attorney") in January 2005, whereby Attorney agreed to perform legal services for the Company until December 2005, for the payment of $8,250 per month plus reimbursement for expenses and 65,000 shares of the Company's Common Stock, which the Company agreed to register pursuant to an S-8 Registration Statement. In May 2005, Attorney agreed to modify that agreement for consideration of an additional 10,000 shares, with an effective date of April 1, 2005. The amended agreement calls for Attorney to be paid $8,250 per month and a total of 75,000 S-8 registered shares, for legal services to the Company. The 75,000 shares will vest to attorney on the last day of each month covered by the amended agreement. Attorney vested 35,000 shares on April 30, 2005, which amount included the 10,000 shares given to Attorney in consideration for Attorney modifying the Agreement, and Attorney will continue to vest one-eighth (1/8) of the remaining shares, or 5,000 per month, on the last day of each month covered by the amended agreement. Although Attorney vested 35,000 shares on April 30, 2005, those shares had not been issued by the Company as of the date of this report.

     In June 2004, the Company entered into a Consulting Agreement with Loev Corporate Filings, Inc. ("Filings") for Edgar filing services for one year in exchange for 5,000 shares of Common Stock, which was subsequently revised in January 2005, to include the Company's Edgar filing services until May 2006, for an additional 30,000 shares of the Company's Common Stock. The agreement with Filings is being revised in May 2005, with an effective date of April 1, 2005, for additional consideration of 10,000 shares to be paid to Filings. The new agreement provides for Filings to vest a portion of the 40,000 shares on the last day of each month covered by the new agreement. Filings vested 17,060 shares on April 30, 2005 (1,765 shares for each month January to April 2005, and 10,000 shares as consideration for entering into the new agreement), pursuant to the new agreement and will continue to vest one-seventeenth (1/17) of the remaining shares, or 1,765 shares, at the end of each month covered by the new agreement. Although Filings vested 17,060 shares on April 30, 2005, those shares had not been issued by the Company as of the date of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     Mr. Wagner and Ms. Wilson have agreed to accrue $25,000 and $10,000, respectively of their salary for March through April of 2005. Mr. Wagner and Ms. Wilson will be paid the accrued amounts in June 2005.

     On May 13, 2005, the Company's Chief Executive Officer, Joseph Wagner and the Company's Chief Operating Officer, Jean Wilson (each a "Party" and collectively the "Parties") entered into an Agreement, whereby if a "Material Event" occurs to either Party, which is defined as if either party is incapacitated or dies, the Series A Preferred Stock share held by each Party and the voting rights associated with the share of Series A Preferred Stock is automatically transferred to the other Party. The Agreement is in effect until the occurrence of a Material Event as described in the Agreement or until the mutual agreement of the Parties to terminate the agreement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 a) Exhibits

     Exhibit No.          Description

3.1(1)           Certificate of Designations for Series A Preferred Stock

10.1(2)          Asset Acquisition Agreement with Musters & Company, Inc.

10.2(2)          Waiver Agreement

10.3(3)          Frank Goldstin Employment Agreement

10.4(3)          Agreement with David Loev

31.1*            Certificate of the Chief Executive Officer pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002

31.2*            Certificate of the Principal Financial Officer pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002

32.1*            Certificate of the Chief Executive Officer pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002

32.2*            Certificate of the Principal Financial Officer pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herein.

(1) Attached as Exhibit 3.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on January 5, 2005, and incorporated herein by reference.

(2) Attached as Exhibits to the Company's Form 8-K/A filed with the Securities and Exchange Commission on March 11, 2005.

(3) Attached as Exhibits to the Company's Form 10-KSB filed with the Securities and Exchange Commission on February 24, 2005, and incorporated herein by reference.

b) REPORTS ON FORM 8-K

The Company filed the following Reports on Form 8-K during the quarter for which this report is filed:

     On January 5, 2005, the Company filed a Report on Form 8-K to report that the Company had entered into an Asset Acquisition Agreement with Musters & Company, Inc. ("Musters") to purchase substantially all of Musters assets, to report that the Company approved the issuance of three shares of Series A Preferred Stock, one each to Frank Goldstin, Jean Wilson and Joseph Wagner, and that the Company had decided not to complete the acquisition of N5R as reported previously in the Company's Form 10-QSB for the period ended March 31, 2004.

     On March 11, 2005, the Company filed an amended Report on Form 8-K to include audited financial statements of Musters, clarify the Registrant's timing and treatment of the Musters Asset Acquisition, to add the Asset Acquisition as an Exhibit to the Amended Form 8-K, and to include as an Exhibit, the Registrant's Waiver Agreement with the holders of the Company's Convertible Notes in connection with the re-pricing of the Company's Convertible Notes.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  XA, Inc.
                                                  --------

DATED: May 16, 2005                             By: /s/ Joseph Wagner
                                                   -----------------
                                                    Joseph Wagner
                                                Chief Executive Officer