Form 10QSB
period 2005-06-30
XA, INC.
filed 2005-08-15
CIK 1132034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                   (Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                  For the quarterly period ended June 30, 2005

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

                        For the transition period from            to
                                                       ----------    ---------

                        Commission file number 000-32885

                                    XA, INC.
                                    --------
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

     As of August 15, 2005, 3,568,750 shares of common stock of the issuer were outstanding ("Common Stock").

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

We have reviewed the accompanying consolidated balance sheets of XA, Inc. and Subsidiary as of June 30, 2005 and 2004 and the related consolidated statements of income, stockholders' equity, and cash flows for the three-month periods then ended. These interim financial statements are the responsibility of the Company's management.

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

Pollard-Kelley  Auditing  Services,  Inc.



/s/Terance  L  Kelley
-----------------------------
Terance L Kelley
Certified  Public  Accountant
August  4,  2005
Fairlawn,  Ohio


XA, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
June 30, 2005 and 2004
                                              2005         2004
                                              ----         ----
                      ASSETS
Current Assets
  Cash                                   $ 1,053,178   $  456,836
  Accounts receivable                        371,653    1,271,519
  Work in process at cost                    616,133            -
  Prepaid expenses                             9,427            -
  Prepaid employment contract                 83,041            -
  Officer's loans receivable                       -       30,740
                                         ------------  -----------
       Total Current Assets                2,133,432    1,759,096
Fixed Assets
  Equipment                                  177,044       98,625
  Furniture and fixtures                      53,059       42,175
  Leasehold improvements                      40,735            -
                                         ------------  -----------
                                             270,838      140,800
  Less accumulated depreciation             (139,621)    (119,574)
                                         ------------  -----------
                                             131,217       21,226
Other Assets
  Discount on Convertible Notes Payable      243,960            -
  Deferred taxes                             525,000     (219,056)
  Prepaid employment bonus                   173,055            -
  Deposits                                     7,713        8,497
  Goodwill                                   865,309            -
                                         ------------  -----------
                                           1,815,037     (210,559)
                                         ------------  -----------
                                         $ 4,079,686   $1,569,762
                                         ============  ===========
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                       $   238,446   $  520,469
  Accrued payroll                                  -       57,958
  Withheld and accrued taxes                   2,858       74,287
  Unearned revenues                          987,039            -
  Line of credit                                   -      200,000
  Current portion of long term debt          882,500            -
                                         ------------  -----------
       Total Current Liabilities           2,110,843      852,715
Long-term Debt
  Note payable                             1,150,000      251,277
Stockholders' Equity
  Series A preferred stock                         -            -
  Common stock                                 3,569        1,000
  Additional paid in capital               2,188,907      492,500
  Retained income                         (1,373,633)     (27,729)
  Subscription receivable                          -            -
                                         ------------  -----------
                                             818,843      465,771
                                         ------------  -----------
                                         $ 4,079,686   $1,569,762
                                         ============  ===========


See accompanying notes to financial statements.


XA, Inc. and Subsidiary
CONSOLIDATED INCOME STATEMENT
For the Quarters Ended June 30, 2005 and 2004

                              2nd Quarter   Year-to-date  2nd Quarter  Year-to-date
                                 2005           2005         2004          2004
                              -----------   ------------  -----------  ------------
Revenues
  Sales                       $ 2,467,231   $  5,131,953  $ 2,890,898   $ 5,462,041

Cost of goods sold
  Direct production costs       1,517,673      3,452,622    2,251,685     3,690,159
                              -----------    ------------ -----------  ------------

Gross profit                      949,558      1,679,331      639,213     1,771,883

Administrative expense
  Administrative                1,014,691      1,591,804      748,970     1,514,768
                              -----------   ------------  -----------  ------------

Income from operations           (65,133)         87,527     (109,758)      257,115

Other income and expenses
  Other income                         -           3,433          442        41,865
  Other expenses                 (81,252)       (164,102)      (8,812)      (17,261)
                              -----------     -----------  -----------  -----------
                                 (81,252)       (160,669)      (8,370)       24,604
                              -----------     -----------  -----------  -----------
Income before taxes             (146,385)        (73,142)    (118,128)      281,719

Tax provisions
  Tax provisions                 (29,000)              -            -       219,056
                              -----------     -----------  -----------  -----------

Net (Loss) Income             $ (117,385)     $  (73,142)  $ (118,128)  $    62,662
                              ===========     ===========  ===========  ===========

Loss per Share
  Average shares outstanding   3,536,667       3,526,458
  Basic                       $    (0.03)     $    (0.02)



See accompanying notes to financial statements.


XA, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from January 1, 2004 through March 31, 2005

                                                                                      Additional                Stock
                                   Series A Preferred Stock   Common Stock -------     Paid-in     Retained  Subscription
                                     Shares      Amount      Shares          Amount    Capital     Deficit    Receivable    Total
                                  ----------  ----------  ------------  -----------  ----------   ---------  ------------  --------

Balance January 1, 2004                    -           -    52,600,003       52,600     448,400     (90,318)    (250,000)   160,682
    Correction of shares outstanding       -           -            13            -           -           -                       -
    Cancellation of Stock Subscription
     agreement                             -           -    (1,000,000)      (1,000)   (499,000)          -      250,000   (250,000)
    1:20 reverse stock split
     December  2004                        -           -   (49,020,008)     (49,020)     49,020           -            -          -
    Renegotiated Subscription
     agreement                             -           -        32,188           32     514,968           -            -    515,000
    Shares issue for services              -           -       633,862          634     141,731           -            -    142,365
    Sale of stock                          -           -         8,750            9     349,991           -            -    350,000
    Additional paid in capital
     from Warrant sales                    -           -             -            -     121,000           -            -    121,000
    Treasury stock acquired and
     shares cancelled                      -           -      ( 22,969)         (23)         23    (372,500)           -   (372,500)
    Shares issued for acquisition
     August 2004                           -           -        40,000           40     335,960           -            -    336,000
    Shares issued upon conversion of
     Notes payable                         -           -        94,411           94     467,406           -            -    467,500
    Write-off of Discount on Notes
     Payable converted                     -           -             -            -    (96,317)           -            -    (96,317)
    Shares for acquisition
     December  2004                        -           -      1 50,000          150     337,350           -            -    337,500
    Issue of Series A Preferred            3           -             -            -           -           -            -          -
    Net loss                               -           -             -            -           -    (838,017)           -   (838,017)
                                  ----------  ----------  ------------  -----------  -----------  ----------- -----------  --------
Balance December 31, 2004                  3           -     3,516,250        3,516   2,170,532  (1,300,835)           -    873,213
    Net Income                             -           -             -           -            -      44,587            -     44,587
                                  ----------  ----------  ------------  -----------  -----------  ----------- -----------  --------
Balance March 31, 2005                     3           -     3,516,250        3,516   2,170,532  (1,256,248)           -    917,800
    Shares for services                    -           -        52,500           53      18,375           -            -     18,428
    Net Loss                               -           -             -            -           -   ( 117,385)           -   (117,385)
                                  ----------  ----------  ------------  -----------  -----------  ----------- -----------  --------
Balance June 30, 2005                      3  $        -     3,568,750  $     3,569  $2,188,907 $(1,373,633) $         -  $ 818,843
                                  ==========  ==========  ============  ===========  ===========  =========== =========== =========



See accompanying notes to financial statements.


XA, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Quarters Ended June 30, 2005 and 2004
                                                          2nd Quarter Year to date  2nd Quarter  Year to date
                                                             2005         2005         2004          2004
                                                          -----------  -----------  ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss)                                       $ (117,385)  $  (73,142)  $(118,128)  $    62,663
  Adjustments to reconcile net earnings to net
    cash provided (used) by operating activities:
      Provision for deferred taxes                                 -            -           -             -
      Depreciation                                             6,545       14,688           -         1,043
      Amortization of Discounts on Notes Payable              33,307       66,614           -             -
      Stock for services                                      18,428       18,428           -             -
    Changes in Current assets and liabilities:
      (Increase) Decrease in Accounts receivable             219,661       87,376    (266,298)   (1,089,899)
      (Increase) in Work in process                         (214,430)    (429,527)          -             -
      (Increase) Decrease in Prepaid expenses                 (7,193)      (6,693)          -             -
      (Increase) Decrease in Officers loans                        -            -     (26,663)      288,389
      (Increase) in Prepaid employment contracts              27,065       (4,481)          -             -
      (Decrease) Increase in Accounts payable                  2,130       (7,336)    186,049       486,148
      (Decrease) Increase in Accrued payroll                       -      (17,798)          -           917
      (Decrease) Increase in Accrued interest                (41,400)
      (Decrease) in Withheld and accrued taxes               (29,028)      (1,348)      6,964       227,215
      Increase (Decrease) in Unearned revenue                215,491      417,353           -             -
                                                          -----------  -----------  ----------  ------------
      NET CASH PROVIDED (USED) BY
            OPERATING ACTIVITIES                             113,191       64,134    (218,076)      (23,524)

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of Fixed assets                               (6,282)     (21,465)     (6,803)      (16,885)
       Increase in Goodwill                                        -      (57,075)          -             -
       (Increase) Decrease in Deposits                        30,467       30,467       1,700        (8,497)
                                                          -----------  -----------  ----------  ------------
       NET CASH (USED) BY INVESTING
            ACTIVITIES                                        24,185      (48,073)     (5,103)      (25,382)

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                             -            -     250,000       242,500
  Sale of Warrants                                                 -            -
  (Increase) Decrease in Discounts on Convertible Notes            -            -
  Increase in Line of credit                                       -            -           -             -
  Payments on Line of credit
  Increase in Long - term debt                                     -            -
  Payments on Long - term debt                                     -            -     (22,737)      (43,258)
                                                          -----------  -----------  ----------  ------------
      NET CASH USED BY
            FINANCING ACTIVITIES                                   -            -     227,263       199,242
                                                          -----------  -----------  ----------  ------------

NET INCREASE (DECREASE) IN CASH                              137,376       16,061       4,084       150,336
CASH ACQUIRED IN ACQUISITION                                       -            -           -             -
CASH AT BEGINNING OF PERIOD                                  915,802    1,037,117     452,752       306,500
                                                          -----------  -----------  ----------  ------------
CASH AT END OF PERIOD                                     $1,053,178   $1,053,178   $ 456,836   $   456,836
                                                          ===========  ===========  ==========  ============


See accompanying notes to financial statements.

                            XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2005

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

On June 29, 2004, the Company secured a $2,500,000 financing commitment from five unrelated entities for the purchase of convertible promissory notes, and the issuance of Class A Warrants and Class B Warrants to purchase shares of the Company's common stock. The Company received $1,250,000 for the purchase of convertible promissory notes. The notes will convert into 500,000 shares of common stock, at the rate of $2.00 per share. The Class A Warrants are for 250,000 shares of common stock at $0.48 per share. The Class B Warrants must be exercised within four years. The Class B Warrants are for 500,000 shares of common stock, at the rate of $2.00 per share.

                            XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2005

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED
------------------------------------------------------------------------

The Class B Warrants must be exercised by September 3, 2005. The Warrants issued were valued at $121,000.

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

                                  June 30, 2005

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

On December 29, 2004, the Board of Directors of the Company, with shareholder approval authorized the issue of 3 shares of Series A Preferred Stock. Also on December 29, 2004, the Company entered into an asset purchase agreement with an event d'cor company. The Company purchased certain assets and assumed certain liabilities of the entity for 150,000 shares of the Company's common stock.

                              Assets Acquired
     Equipment                                        $   6,961
     Leasehold  Improvements                             20,186
     Goodwill  and  other  intangibles                  310,353
                                                        -------
          Total                                       $ 337,500
                                                       ========

                              Liabilities Assumed

          None                                        $     -0-

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2005

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED
------------------------------------------------------------------------

On May 26, 2005, the Company issued 52,500 shares of common stock for services. The shares were valued at $18,428.

The consolidated financial statements include the accounts of XA, Inc and Fiori XA, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company is a comprehensive event marketing, design and production firm with full service offices in Chicago, New York and Los Angeles.

CASH  AND  CASH  EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all short-term debt securities to be cash equivalents.

Cash  paid  during  the  years  for:

                                       2005               2004
                                       ----               ----
     Interest                          $-0-             $6,106
     Income  taxes                     $-0-             $  -0-

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

Depreciation expense for the quarters ended June 30, 2005 and 2004 was $8,143 and $1,044 respectively.

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2005

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED
------------------------------------------------------------------------

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

The estimated tax provision at June 30, 2005 and 2004 consists of the following:

     Current  Provision               2005                2004
                                      ----                ----

     Federal                      $    -0-            $180,337
     State                             -0-              38,719
                                     -----              ------
                                  $ 29,000            $219,056
                                   =======            ========

The Company has net loss carryforwards of approximately $1,242,000 that expire in 2020 for federal taxes and 2017 for state taxes.

USE  OF  ESTIMATES
------------------

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

CONCENTRATION  OF  CREDIT  RISKS
--------------------------------

During 2005 and 2004 and at June 30, 2005 and 2004, the Company had deposits in banks in excess of the FDIC insurance limit.

                            XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2005

NOTE  2  -  DISCOUNT  ON  CONVERTIBLE  NOTES  PAYABLE
-----------------------------------------------------

Discount on Convertible Notes Payable represents costs the Company incurred in connection with the convertible promissory notes. These costs will be amortized over the life of the notes (24 months) on a straight-line basis. The amortization expense for these costs in the quarter and year-to-date ended June 30, 2005 was $33,307 and $66,614 respectively.

NOTE  3  -  NOTES  PAYABLE
--------------------------

On December 1, 2003 the Company renewed its Line of Credit agreement with a bank. The note for $200,000 is due on demand, and if no demand is made, the outstanding balance is due April 4, 2004. Interest varies at 0.5% over the Prime Rate as published in the Wall Street Journal. The rate at December 31, 2003 was 4.5%. The note was paid in full on August 5, 2004. The balance of this note at June 30, 2005 and 2004 was $0 and $200,000 respectively.

On May 1, 2002, the Company entered into a loan agreement with a local bank for $417,000. The initial interest rate on the loan was 5.25% that varies at 0.5% over the Wall Street Journal Prime Rate. The rate at December 31, 2003 was 4.5%. The loan calls for 60 monthly payments of $7,933 including interest. The loan is unsecured, however the bank has the right of offset in all the Company's accounts with the lender. The note was paid in full on August 5, 2004. The balance of this note at June 30, 2005 and 2004 was $0 and $274,014 respectively.

On August 12, 2004, the Company entered into a Line of Credit agreement with a bank for $750,000. The note is due August 12, 2005. Interest varies at 0.25% over the Bank's prime rate. The Company's assets secure the note. The draws are based on a borrowing base formula at 75% of eligible accounts receivable less 90 days past due accounts. The agreement required the payment of a $5,000 commitment fee. The balance outstanding under this agreement at June 30, 2005 was $0.

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

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2005

NOTE  3  -  NOTES  PAYABLE  -  CONTINUED
----------------------------------------

On September 13, 2004, note holders with $267,500 due converted these notes into 1,076,693 pre-reverse split shares of the Company's common stock in accordance with the note agreement. On November 1, 2004, note holders with $200,000 due converted these notes into 811,533 pre-reverse split shares of the Company's common stock in accordance with the note agreement. The balance due at June 30, 2005 was $2,032,500.

Total  Long-Term  debt  at  December  31,  is  as  follows:

                                        2005              2004
                                    -----------         --------
     Long-term  debt                $ 2,032,500         $274,014
     Less  Current  portion                -0-
                                    -----------         (83,652)
                                                        --------
     Long-term  debt                $2,032,500          $190,362
                                    ===========         ========



Maturities  on  long-term  debt  at  December  31,  2004  are  as  follows:

     Year  ending  December  31,
            2004                 $       -0-
            2005                         -0-
            2006                   2,032,500
            2007                         -0-
            2008                         -0-

NOTE  4  -  EQUITY
------------------

PREFERRED  STOCK
----------------

On December 27, 2004, the Board of Directors, with shareholder approval, issued 3 shares, of the authorized 10,000,000 shares of "blank check" preferred, as Series A Preferred Shares. The Series A Preferred Shares have a par value of $.001 per share, have no rights to dividends, no liquidation preference, no conversion rights and no redemption rights. The holders thereof, voting as a class, shall have the right to vote on all shareholder matters equal to fifty-one percent of the total vote. There were 3 shares outstanding at June 30, 2005.

                            XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2005

NOTE  4  -  EQUITY  -  CONTINUED
--------------------------------

COMMON  STOCK
-------------

On December 3, 2004 the shareholder of the Company increased the total authorized shares of common stock to 200,000,000 with a par value of $.001 per share. The Company had 3,568,750 shares outstanding at June 30, 2005.

STOCK  SUBSCRIPTION  RECEIVABLE
-------------------------------

The exchange agreement with Synreal called for two subscription agreements to be executed by two entities for the purchase of 1,000,000 shares of the Company's common stock for $500,000. $250,000 was paid with the subscription agreements and the balance due in 35 days and was paid in full at June 30, 2004.

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
----------------------------

The Company has from time to time made advances to its principal stockholder and Chief Executive Officer. The advances are unsecured, and bear no interest. The total outstanding under this informal arrangement was $-0- and $30,740 at June 30, 2005 and 2004 respectively.

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2005

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

                            XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2005

NOTE  6  -  COMMITMENTS  -  CONTINUED
-------------------------------------

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

On June 30, 2004 the Company entered into an eight-year lease for office space in Chicago. The lease terminates June 30, 2012. Lease payments are on a sliding scale as follows:

     Period           Monthly  Rent          Period           Monthly  Rent
     Year 1                 $ 9,590          Year 5                 $11,508
     Year 2                 $10,069          Year 6                 $11,987
     Year 3                 $10,549          Year 7                 $12,466
     Year 4                 $11,028          Year 8                 $12,946

On June 30, 2004, the Company entered into a five-year lease for retail/office space in Chicago. The lease terminates August 31, 2008. Lease payments are on a sliding scale as Follows:

     Period          Monthly  Rent
     Year 1                 $5,250
     Year 2                 $5,408
     Year 3                 $5,570

                            XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2005

NOTE  6  -  COMMITMENTS  -  CONTINUED
-------------------------------------

     Year 4                 $5,736
     Year 5                 $5,909

On August 1, 2004, the Company entered into an equipment lease with a finance company. The lease is for 60 months with monthly payments of $613.

Future  minimum  payments  due  under  these  lease  agreements  are as follows:

     2004                 $312,726
     2005                 $280,151
     2006                 $266,175
     2007                 $215,296
     2008                 $199,144

NOTE  7  -  EMPLOYMENT  AGREEMENTS
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
-------------------------------

On May 11, 2005, the Company entered into a service agreement with its General Counsel to provide services through December 31, 2005. The agreement calls for payments of $8,250 per month and the issue of 75,000 shares of common stock. The shares are to vest as follows; 35,000 shares on April 30, 2005, with the balance vesting at the rate of 5,000 shares each month, at the end of each month, throughout 2005.

On May 11, 2005, the Company entered into a service agreement with a company to provide electronic filing services with the United States Securities and Exchange Commission through May 31, 2006. The agreement calls for payment by the issue of 40,000 shares of common stock. The shares vest at the rate of 17,060 on April 30, 2005, with the balance vesting at the rate of 3,077 shares per month through the end of the agreement.

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

     On January 3, 2005, in furtherance of the Company's growth through acquisition strategy, the Company entered into an Asset Acquisition Agreement to purchase certain assets of Musters & Company, Inc., a New York corporation ("Musters"), an event planning and decor company whose operations are located in the floral district in New York, in exchange for 150,000 restricted shares of the Company's Common Stock and the assumption of the leases of Musters. Entry into the Asset Acquisition Agreement was approved by the Company's board of directors on December 29, 2004. Included in the assets purchased by the Company were copyrights, contract rights, customer lists, goodwill, leasehold improvements, leases, permits, fixed assets, software, trademarks, trade names, trade secrets, internet domains, and phone numbers. Excluded from the sale of assets were accounts receivable, insurance policies, claims for tax refunds, employee benefit plans (or interests therein) and all real estate (excluding leasehold improvements) either held by Musters or an affiliated entity.

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

     For fifteen (15) years, XA has worked with clients around the globe to design and produce strategic multidimensional, highly stylized and integrated event programs. During the fiscal year ended December 31, 2004, XA planned and executed over one hundred (100) events that were attended by more than an aggregate of approximately twenty thousand (20,000) people in the United States and foreign markets. During the three months ended June 30, 2005, the Company planned and executed forty-five events, for clients including McDonalds
Corporation, Discovery Networks, People Magazine, Blue Cross Blue Shield, Disney, Heineken, VH1 and the Wella Corporation.

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

     XA believes that substantial opportunities exist to expand relationships with existing clients by cross-selling the full range of XA's services, building out its national office network and expanding XA's service offerings, particularly with respect to XA events, multimedia and corporate branding capabilities. XA seeks to capitalize on the services provided to one division or operation of a client by selling its services to other divisions or operations, including their foreign operations. XA initiated advertising and public relations programs to enhance its brand recognition in the marketplace.

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


            Significant Events During The First Two Quarters Of 2005

     The Company generated new revenues and new client acquisitions through its two acquisitions, Fiori, Inc. an event decor company ("Fiori"), and its acquisition of the assets of Musters & Company, Inc., an event planning and decor company ("Musters"), which were completed in 2004 and 2005, respectively. XA created a new division of the Company, "XA Interactive," in the first quarter of 2005, which focuses on digital marketing client services. We hope to use our XA Interactive division to help us create and incorporate synergies with our current event marketing database. The Company also added a new business development team member in Los Angeles, California, in March 2005. Additionally, in February 2005, the Company's New York Creative Director, Mark Musters, was named one of New York's Top 10 Event Designers by BizBash Media.

COMPARISON  OF  OPERATING  RESULTS

THREE  MONTHS  ENDED  JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

     Sales revenue for the three months ended June 30, 2005, decreased $423,677 or 14.7%, to $2,467,231, as compared to $2,890,898 for the fiscal three months ended June 30, 2004. The decrease in sales revenue for the three months ended June 30, 2005, was partly due to a better matching of revenues and costs achieved through an enhanced management and control system. The matching of revenues and costs is prescribed by Generally Accepted Accounting Principles ("GAAP"). The result of this better matching was that there was an increase in identification of revenues classified as unearned until all necessary steps including the incurring of matching costs have been completed.

     Cost of goods sold as a percentage of sales for the three months ended June 30, 2005 decreased to 61.5% of gross revenue as compared to 77.9% of gross revenue for the three months ended June 30, 2004. Costs of goods sold decreased $734,012 or 32.6%, to $1,517,673 for the three months ended June 30, 2005, compared to $2,251,685 for the three months ended June 30, 2004. The decrease in cost of goods sold and the decrease in cost of goods sold as a percentage of revenue was due to the greater focus of our management on increasing our margins and decreasing our costs of good sold.

     Gross profit as a percentage of sales ("gross profit margin") increased to 38.5% for the three months ended June 30, 2005 from 22.1% for the three months ended June 30, 2004. The increase in gross profit margin was due to the decrease of 16.4% in costs of good sold that was offset by the 14.7% decrease in revenues. Gross profit increased $310,345 or 48.6%, to $949,558 for the three months ended June 30, 2005, compared to gross profit of $639,213 for the three months ended June 30, 2004.

     Administrative expenses increased $265,721 or 35.5% to $1,014,691 for the three months ended June 30, 2005, compared to $748,970 for the three months ended June 30, 2004. The increase in administrative expenses was principally attributed to our two new business development employees, as well as the increased expenses related to our acquisitions of Fiori and Muster's during the year ended 2004 and 2005, respectively.

     The Company had a loss from operations of $65,133 for the three months ended June 30, 2005, compared to a loss from operations of $109,758 for the three months ended June 30, 2004, a decrease of $44,625 or 40.7% from the prior period. This was mainly attributable to the Company's decrease in costs of good sold as a percentage of sales, which was offset by the Company's increased administrative expenses.

     Other income and expenses was ($81,252) for the three months ended June 30, 2005, consisting of ($81,252) of other expenses, compared to ($8,370) of other income and expenses for the three months ended June 30, 2004, which consisted of $442 of other income and ($8,812) of other expenses.

     The Company had net loss of $117,385 for the three months ended June 30, 2005 as compared to net loss of $118,128 for the three months ended June 30, 2004, a decrease from the prior period of $743 or 0.6%. The decrease in net loss was principally attributed to the Company's decreases in costs of good sold as a percentage of sales which was offset by the Company's increase in administrative expenses.

SIX  MONTHS  ENDED  JUNE  30,  2005  COMPARED  TO SIX MONTHS ENDED JUNE 30, 2004

     Sales revenue for the six months ended June 30, 2005, decreased $330,088 or 6.4%, to $5,131,953, as compared to $5,462,041 for the fiscal six months ended June 30, 2004. The decrease in sales revenue for the six months ended June 30, 2005, ws partly due to a better matching of revenues and costs achieved through an enhanced management and control system. The matching of revenues and costs is prescribed by GAAP. The result of this better matching was that there was an increase in identificaion of revenues classified as unearned until all necessary steps including the incurring of matching cost have been completed.

     Cost of goods sold as a percentage of sales for the six months ended June 30, 2005 decreased to 67.3% of gross revenue as compared to 67.6% of gross revenue for the six months ended June 30, 2004. Cost of goods sold decreased $237,537 or 6.9%, to $3,452,622 for the six months ended June 30, 2005, compared to $3,690,159 for the six months ended June 30, 2004. The decrease in cost of goods sold and the decrease in cost of goods sold as a percentage of revenue was due to several factors including better matching of our revenues and costs as described by GAAP which resulted in an increase in our unearned revenues for the six months ended June 30, 2005.

     Gross profit as a percentage of sales ("gross profit margin") increased to 32.7% for the six months ended June 30, 2005 from 32.4% for the six months ended June 30, 2004. The increase in gross profit margin was due to the Company's greater focus on increasing its margins and decreasing its cost of good sold. Gross profit decreased $92,552 or 5.5%, to $1,679,331 for the six months ended June 30, 2005, compared to gross profit of $1,771,883 for the six months ended June 30, 2004.

     Administrative expenses increased $77,036 or 4.8% to $1,591,804 for the six months ended June 30, 2005, compared to $1,514,768 for the six months ended June 30, 2004. The increase in administrative expenses was principally attributed to our two new business development employees, as well as the increased expenses related to our acquisitions of Fiori and Musters during the year ended 2004 and 2005, respectively.

     The Company had income from operations of $87,527 for the six months ended June 30, 2005, compared to income from operations of $257,115 for the six months ended June 30, 2004, a decrease of $169,588 or 193.8% from the prior period. This was mainly attributable to the Company's decreased sales and increased administrative costs associated with its acquisition of Fiori and Musters during the year ended 2004 and 2005, respectively.

     Other income and expenses was ($160,669) for the six months ended June 30, 2005, which consisted of $3,433 of other income and ($164,102) of other expenses compared to $24,604 of other income and expenses for the six months ended June 30, 2004, consisting of $41,865 of other income and ($17,261) of other expenses.

     The Company had a net loss of $73,142 for the six months ended June 30, 2005 as compared to net income of $62,662 for the six months ended June 30, 2004, a decrease from the prior period of $135,804 or 217%. The decrease in net income was principally attributed to increases in the Company's cost of good sold as a percentage of sales and increases in the Company's administrative expenses for the six months ended June 30, 2005, as well as our better matching of revenues and costs as described by GAAP and the resulting increase in our unearned revenues for the six months ended June 30, 2005.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company had total assets of $4,079,686 as of June 30, 2005, which consisted of current assets of $2,133,432, fixed assets of $131,217, and other assets of $1,815,037.

     As of June 30, 2005, the Company's total current assets were $2,133,432, which consisted of $1,053,178 of cash, $371,653 of accounts receivable, $616,133 of work in process at cost, $9,427 of prepaid expenses, and $83,041 of prepaid employment contract. The prepaid employment contract consisted of 225,000 shares of the Company's Common Stock which were issued to the Company's Chief Executive Officer, Joseph Wagner and 70,000 shares of the Company's restricted Common Stock which were issued to the Company's Chief Operating Officer, Jean Wilson, in August 2004, in consideration of their services to the Company. Of Mr. Wagner's 225,000 restricted shares, 75,000 became fully vested as of December 31, 2004, and the remaining 150,000 are subject to a risk of forfeiture. Of Ms. Wilson's 75,000 restricted shares, 25,000 became fully vested as of December 31, 2004, and the remaining 50,000 are subject to a risk of forfeiture.

     The Company had working capital of $22,589 and a ratio of current assets to current liabilities of 1.01.

     The Company had fixed assets of $131,217 as of June 30, 2005, which consisted of equipment of $177,044, furniture and fixtures of $53,059, and leasehold improvements of $40,735, offset by ($139,621) in accumulated depreciation.

     The Company had other assets of $1,815,037 as of June 30, 2005, which consisted of $243,960 discount on convertible notes payable, $525,000 of deferred taxes, $173,055 of prepaid employment contract, $7,713 of deposits and $865,309 of goodwill. The prepaid employment contract consisted of prepaid employment agreements with the Company's senior management.

     The Company had total liabilities of $3,260,843 as of June 30, 2005, which included current liabilities of $2,110,843, which consisted of $238,446 of accounts payable, $2,858 of withheld and accrued taxes, $987,039 of unearned revenues and $882,500 of current portion of long term debt; and long-term debt of $1,150,000 which consisted of note payable ("Note"). Note payable consists of Convertible Notes held by five (5) unrelated parties. Each Note accrues interest at 6% per year and is convertible into the Company's Common Stock at $2.00 per share. The Notes can therefore be converted into 1,016,250 shares of the Company's Common Stock as of June 30, 2005. The $987,039 of unearned revenue was in connection with the Company better matching its revenues and costs as described by GAAP and the resulting increase in unearned revenues as of June 30, 2005.

     The Company had net cash used by operating activities of $113,191 for the six months ended June 30, 2005, which consisted of a net loss of $117,385, depreciation of $6,545, amortization of discounts on note payable of $33,307, stock for services of $18,428, decrease in accounts receivable of $219,661, increase in work in process of $214,430, increase in prepaid expenses of $7,193, decrease in prepaid employment contracts of $27,065, increase in accounts payable of $2,130, decrease in accrued interest of $41,400, decrease in withheld and accrued taxes of $29,028 and increase in unearned revenue of $215,491.

     The Company had net cash used by investing activities of $24,185 for the six months ended June 30, 2005, which consisted of ($6,282) of purchase of fixed assets which was offset by a decrease of $30,467 in deposits.

     The Company had $-0- of net cash used by financing activities for the six months ended June 30, 2005.

     The Company requires $1 to $5 million of financing to support strategic acquisitions and the current expansion plan for the next 18 to 24 months. This financing is in addition to $2.5 million already raised. The Company received an aggregate of $2.5 million of Convertible Note financing from five (5) unrelated parties. In connection with the Convertible Note financing, we issued Class A Warrants to purchase 250,000 shares of our Common Stock at an exercise price of $9.60 per share and Class B Warrants to purchase 500,000 shares of our Common Stock at an exercise price of $5.00 per share. The Class B Warrants expire on September 3, 2005. There is currently $2,032,500 remaining under the principal amounts of the Notes (not including any accrued and unpaid interest), of which approximately one-half is due in June 2006 and one-half is due in September 2006. Currently the Company does not have enough cash on hand to pay the amounts due on the Notes.

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

     As of the date of this Report, the Note Holders have purchased, and the Company has issued, all of the Convertible Notes having an aggregate principal amount of $2,500,000. Of the $2,500,000 that the Company owed, the Note Holders converted $467,500 of principal and $4,562.33 of accrued interest into 94,154 post split shares of Common Stock as of the date of this filing, leaving $2,032,500 still owed to the Note Holders as of the date of this filing, not including any accrued and unpaid interest.

     The Company has a line of credit agreement which it entered into on August 12, 2004, with a bank for $750,000. The note is due August 12, 2005, and the interest varies at 0.25% over the bank's prime rate. The Company's assets secure the note. The balance outstanding under this line of credit at June 30, 2005 was $0. On August 12, 2005, the line of credit agreement will be automatically renewed for another year under the same terms and conditions.

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


                                  RISK FACTORS
                          ----------------------------

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

WE  HEAVILY  DEPEND  ON  JOSEPH  WAGNER  AND  JEAN  WILSON.

     The success of the Company depends heavily upon the personal efforts and abilities of Joseph Wagner and Jean Wilson. Joseph Wagner entered into a consulting agreement with the Company and Mr. Wagner serves as the Company's, Chief Executive Officer, President and Secretary. Mr. Wagner is also a director of the Company. Mr. Wagner may engage in business activities or interests outside of the Company which are not adverse or competitive to the Company. Jean Wilson, serves as the Company's Chief Financial Officer, Chief Operating
Officer, Treasurer and as a director of the Company pursuant to an employment agreement with the Company. Mr. Wagner and Ms. Wilson may voluntarily terminate their employment at any time. The loss of Mr. Wagner, Ms. Wilson or other key employees could have a material adverse effect on our business, results of operations or financial condition. In addition, the absence of Mr. Wagner or Ms. Wilson may force us to seek a replacement who may have less experience or who may not understand our business as well, or we may not be able to find a suitable replacement.

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

OUR  GROWTH  WILL  PLACE  SIGNIFICANT  STRAINS  ON  OUR  RESOURCES.

     The Company's growth is expected to place a significant strain on the Company's managerial, operational and financial resources as Joseph Wagner and Jean Wilson are our only officers. The Company has limited employees in addition to its small number of officers. Furthermore, as the Company receives contracts, the Company will be required to manage multiple relationships with various customers and other third parties. These requirements will be exacerbated in the event of further growth of the Company or in the number of its contracts. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company will be able to achieve the rapid execution necessary to successfully offer its services and implement its business plan. The Company's future operating results will also depend on its ability to add additional personnel commensurate with the growth of its business. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be adversely affected.

FRANK GOLDSTIN, JOSEPH WAGNER AND JEAN WILSON CAN VOTE AN AGGREGATE OF 77.4% OF OUR COMMON STOCK AND CAN EXERCISE CONTROL OVER CORPORATE DECISIONS.

     Frank Goldstin, Joseph Wagner and Jean Wilson can vote an aggregate of 5,637,983 shares (or 77.4%) of our outstanding Common Stock which includes 3,714,413 votes due to their aggregate ownership of Series A Preferred Stock.

Frank Goldstin entered into voting agreements with Joseph Wagner and Jean Wilson with respect to a total of 1,088,480 shares of Common Stock owned by Mr. Goldstin. The general affect of the voting agreements is that Mr. Wagner and Ms. Wilson can vote 544,240 and 544,240 shares, respectively, out of 1,584,032 shares of Common Stock owned by Mr. Goldstin in addition to Common Stock that Mr. Wagner and Ms. Wilson otherwise respectively own. Mr. Goldstin retained the right to vote 544,552 shares of Common Stock. Additionally, on December 28, 2004, the Company's Board of Directors approved the issuance of Three (3) shares of Series A Preferred Stock, One (1) each to Frank Goldstin, Jean Wilson, and Joseph Wagner for services rendered. The three shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. Accordingly, Mr. Goldstin, Joseph Wagner and Jean Wilson will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control, regardless of whether their aggregate Common Stock ownership falls below 50%. The interests of Mr. Goldstin, Mr. Wagner and Ms. Wilson may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

                       RISKS RELATING TO OUR COMMON STOCK
        -----------------------------------------------------------------

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

ITEM  2.  CHANGES  IN  SECURITIES

     The Company entered into an Agreement with its attorney, David M. Loev, Attorney at Law ("Attorney") in January 2005, whereby Attorney agreed to perform legal services for the Company until December 2005, for the payment of $8,250 per month plus reimbursement for expenses and 65,000 shares of the Company's Common Stock, which the Company agreed to register pursuant to an S-8 Registration Statement. In May 2005, Attorney agreed to modify that agreement for consideration of an additional 10,000 shares, with an effective date of April 1, 2005. The amended agreement calls for Attorney to be paid $8,250 per month and a total of 75,000 S-8 registered shares, for legal services to the Company. The 75,000 shares will vest to attorney on the last day of each month covered by the amended agreement. Attorney vested 35,000 shares on April 30, 2005, which amount included the 10,000 shares given to Attorney in consideration for Attorney modifying the Agreement, and Attorney will continue to vest one-eighth (1/8) of the remaining shares, or 5,000 per month, on the last day of each month covered by the amended agreement. As of June 30, 2005, Attorney had vested an aggregate of 45,000 shares of the Company's Common Stock. Although Attorney vested 35,000 shares on April 30, 2005, and an additional 10,000 shares as of June 30, 2005, those shares had not been issued by the Company as of the date of this report.

     In June 2004, the Company entered into a Consulting Agreement with Loev Corporate Filings, Inc. ("Filings") for Edgar filing services for one year in exchange for 5,000 S-8 registered shares of Common Stock, which was subsequently revised in January 2005, to include the Company's Edgar filing services until May 2006, for an additional 30,000 S-8 registered shares of the Company's Common Stock. The agreement with Filings was revised in May 2005, with an effective date of April 1, 2005, for additional consideration of 10,000 shares to be paid to Filings. The new agreement provides for Filings to vest a portion of the 40,000 shares on the last day of each month covered by the new agreement. Filings vested 17,060 shares on April 30, 2005 (1,765 shares for each month January to April 2005, and 10,000 shares as consideration for entering into the new agreement), pursuant to the new agreement and will continue to vest one-seventeenth (1/17) of the remaining shares, or 1,765 shares, at the end of each month covered by the new agreement. As of June 30, 2005, Filings had vested an aggregate of 20,590 shares of the Company's Common Stock. Although Filings vested 17,060 shares on April 30, 2005, and an additional 3,530 shares of the Company's Common Stock as of June 30, 2005, those shares had not been issued by the Company as of the date of this report. The President of Filings is the wife of our General Counsel, David M. Loev.

     In May 2005, the Company issued an aggregate of 52,500 restricted shares of its Common Stock to eleven employees of the Company, in consideration for services rendered to the Company. We claim an exemption from registration afforded by Rule 506 of Regulation D under the Securities Act of 1933 (the "Act"), for the issuance of these shares.

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5.  OTHER  INFORMATION

     Mr. Wagner and Ms. Wilson agreed to accrue $25,000 and $10,000, respectively of their salary for March through April of 2005. Mr. Wagner and Ms. Wilson were paid the accrued amounts in June 2005.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

  Exhibit  No.       Description
---------------  -------------------
 3.1(1)          Certificate  of  Designations  for  Series  A  Preferred  Stock

10.1(2)          Asset  Acquisition  Agreement  with  Musters  &  Company,  Inc.

10.2(2)          Waiver  Agreement

10.3(3)          Frank  Goldstin  Employment  Agreement

10.4(3)          Agreement  with  David  Loev

10.5(4)          Consulting  Agreement  with  Joseph  Wagner

10.6(4)          Employment  Agreement  with  Jean  Wilson

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

(4) Incorporated by reference to documents filed as Exhibits to our Registration Statement on Form SB-2 filed with the Commission on August 17, 2004.



b) REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the three months ended June 30, 2005, or for the subsequent period from June 30, 2005 until the filing of this report on Form 10-QSB.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    XA, Inc.
                                    --------

DATED: August 15, 2005              By: /s/ Joseph Wagner
                                    -----------------------
                                    Joseph Wagner
                                    Chief Executive Officer