Form 10QSB
period 2005-09-30
XA, INC.
filed 2005-11-14
CIK 1132034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                   (Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                  For the quarterly period ended September 30, 2005

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

     As of November 7, 2005, 3,683,750 shares of common stock of the issuer were outstanding, which number does not include 10,000 shares which were issued subsequent to November 7, 2005("Common Stock").

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


CONSOLIDATED BALANCE SHEETS
September 30, 2005 and 2004
                                                     2005         2004
                                                 ------------  -----------
                          ASSETS
Current Assets
  Cash                                           $ 1,280,272   $2,166,524
  Accounts receivable                                924,268      891,892
  Work in process at cost                          1,331,540      286,452
  Prepaid expenses                                     2,249       42,370
  Prepaid employment contract                         73,754            -
  Officer's loans receivable                               -            -
                                                 ------------  -----------
       Total Current Assets                        3,612,084    3,387,238
Fixed Assets
  Equipment                                          178,666      119,792
  Furniture and fixtures                              53,059       45,605
  Leasehold improvements                              40,735       20,549
                                                 ------------  -----------
                                                     272,459      185,946
  Less accumulated depreciation                     (146,235)    (122,019)
                                                 ------------  -----------
                                                     126,224       63,927
Other Assets
  Discount on Convertible Notes Payable              210,653      362,773
  Deferred taxes                                     525,000            -
  Prepaid employment bonus                           130,277       72,122
  Deposits                                             7,713       37,465
  Goodwill                                           865,309      349,120
                                                 ------------  -----------
                                                   1,738,952      821,480
                                                 ------------  -----------
                                                 $ 5,477,260   $4,272,645
                                                 ============  ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                               $   339,671   $   65,759
  Accrued payroll                                      1,600       60,430
  Withheld and accrued taxes                           4,266      277,725
  Accrued interest                                         -       17,071
  Unearned revenues                                2,258,716            -
  Line of credit                                           -            -
  Current portion of long term debt                2,032,500            -
                                                 ------------  -----------
       Total Current Liabilities                   4,636,754      420,985
Long-term Debt
  Note payable                                             -    2,232,500
Stockholders' Equity
  Series A preferred stock                                 -            -
  Common stock                                         3,684       65,971
  Additional paid in capital                       2,203,742    1,656,049
  Retained income                                 (1,366,919)     269,640
  Treasury stock                                           -     (372,500)
                                                 ------------  -----------
                                                     840,507    1,619,160
                                                 ------------  -----------
                                                 $ 5,477,260   $4,272,645
                                                 ============  ===========


See accompanying notes to financial statements.


XA, Inc. and Subsidiary
CONSOLIDATED INCOME STATEMENT
For the Quarters Ended September 30, 2005 and 2004

                               3rd Quarter   Year-to-date     3rd Quarter   Year-to-date
                                  2005           2005             2004          2004
                              ------------   ------------     -----------   ------------
Revenues
    Sales                     $  2,188,240   $  7,270,693     $ 1,954,415   $  7,415,082

Cost of goods sold
Direct production costs            938,127      4,341,248         871,821      4,129,869
                              ------------   ------------     -----------   ------------

Gross profit                     1,250,113      2,929,445       1,082,594      3,285,213

Administrative expense
Administrative                   1,167,642      2,759,130       1,027,692      2,754,604
                              ------------   ------------     -----------   ------------

Income from operations              82,472        170,315          54,902        530,609

Other income and expenses
Other income                         5,911          9,344         (18,101)        43,866
Other expenses                     (81,669)      (246,087)          2,018         (7,450)
                              ------------   ------------     -----------   ------------
                                   (75,758)      (236,743)       ( 16,083)        36,416
                              ------------   ------------     -----------   ------------
Income before taxes                  6,714        (66,428)         38,819        567,025

Tax provisions
Tax provisions                           -              -         (11,989)       207,067
                              ------------   ------------     -----------   ------------

Net Income (Loss)             $      6,714   $    (66,428)    $    50,808   $    359,958
                              ============  ============      ===========   ============

Earnings per Share
Average shares outstanding     3,568,750       3,540,981
Basic                         $     0.00     $     (0.02)



See accompanying notes to financial statements.


XA, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from January 1, 2004 through September 30, 2005

                                                                                  Additional                   Stock
                                Series A Preferred Stock    Common Stock ----      Paid-in      Retained    Subscription
                                    Shares   Amount        Shares      Amount      Capital      Deficit      Receivable     Total
                                   -------- --------    ------------  ---------  -----------  ------------  ------------  ---------
Balance January 1, 2004                   -        -      52,600,003     52,600      448,400       (90,318)     (250,000)   160,682
Correction of shares outstanding          -        -              13          -            -             -                        -
Cancellation of Stock Subscription
agreement                                 -        -      (1,000,000)    (1,000)    (499,000)            -       250,000   (250,000)
1:20 reverse stock split
December  2004                            -        -     (49,020,008)   (49,020)      49,020             -             -          -
Renegotiated Subscription
agreement                                 -        -          32,188         32      514,968             -             -    515,000
Shares issue for services                 -        -         633,862        634      141,731             -             -    142,365
Sale of stock                             -        -           8,750          9      349,991             -             -    350,000
Additional paid in capital
from Warrant sales                        -        -               -          -      121,000             -             -    121,000
Treasury stock acquired and
shares cancelled                          -        -         (22,969)       (23)          23      (372,500)            -   (372,500)
Shares issued for acquisition
August 2004                               -        -          40,000         40      335,960             -             -    336,000
Shares issued upon conversion of
Notes payable                             -        -          94,411         94      467,406             -             -    467,500
Write-off of Discount on Notes
Payable converted                         -        -               -          -      (96,317)            -             -    (96,317)
Shares for acquisition
December  2004                            -        -         150,000        150      337,350             -             -    337,500
Issue of Series A Preferred               3        -               -          -            -             -             -          -
Net loss                                  -        -               -          -            -      (838,017)            -   (838,017)
                                    -------  -------    ------------  ---------  -----------  ------------  ------------ ----------
Balance December 31, 2004                 3        -       3,516,250      3,516    2,170,532    (1,300,835)            -    873,213
Net Income                                -        -               -          -            -        44,587             -     44,587
                                    -------  -------    ------------  ---------  -----------  ------------  ------------ ----------
Balance March 31, 2005                    3        -       3,516,250      3,516    2,170,532    (1,256,248)            -    917,800
Shares for services                       -        -          52,500         53       18,375             -             -     18,428
Net Loss                                  -        -               -          -            -      (117,385)            -   (117,385)
                                    -------  -------    ------------  ---------  -----------  ------------  ------------ ----------
Balance June 30, 2005                     3  $     -       3,568,750  $   3,569  $ 2,188,907  $ (1,373,633) $          - $  818,843
                                    =======  =======    ============  =========  ===========  ============  ============ ==========
Shares for services                                          115,000        115       14,835                                 14,950
Net Income                                                                                           6,714                    6,714
Balance September 30, 2005                3  $     -       3,683,750  $   3,684  $ 2,203,742  $ (1,366,919) $          - $  840,507
                                    =======  =======    ============  =========  ===========  ============  ============ ==========



See accompanying notes to financial statements.


XA, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Quarters Ended September 30, 2005 and 2004
                                                          3rd Quarter  Year to date  3rd Quarter  Year to date
                                                             2005          2005         2004          2004
                                                          -----------  ------------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss)                                       $     6,714  $    (66,428) $    50,808  $    359,958
  Adjustments to reconcile net earnings to net
    cash provided (used) by operating activities:
      Provision for deferred taxes
      Depreciation                                              6,614        21,302        1,222         3,489
      Amortization of Discounts on Notes Payable               33,307        99,921       33,252        33,252
      Stock for services                                       14,950        33,399        8,787        14,727
    Changes in Current assets and liabilities:
      (Increase) Decrease in Accounts receivable             (552,615)     (465,239)     397,677      (692,223)
      (Increase) in Work in process                          (715,407)   (1,144,934)    (240,522)     (240,522)
      (Increase) Decrease in Prepaid expenses                   7,178           485       (1,879)       (1,879)
      (Increase) Decrease in Officers loans                         -             -       30,740       (53,371)
      (Increase) in Prepaid employment contracts               52,065        47,584            -             -
      (Decrease) Increase in Accounts payable                 101,224        93,814     (287,943)      (35,619)
      (Decrease) Increase in Accrued payroll                    1,600       (16,198)     (18,287)       (7,816)
      (Decrease) Increase in Accrued interest                       -             -       18,750        18,750
      (Decrease) in Withheld and accrued taxes                  1,409            60      (18,634)      208,583
      Increase (Decrease) in Unearned revenue               1,271,677     1,689,030            -             -
                                                          -----------  ------------  -----------  ------------
      NET CASH PROVIDED (USED) BY
            OPERATING ACTIVITIES                              228,716       292,796      (26,029)     (392,671)

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of Fixed assets                                (1,622)      (23,086)     (43,646)      (60,532)
       Increase in Goodwill                                         -       (57,075)           -             -
       (Increase) Decrease in Deposits                              -        30,467        1,500       (37,465)
                                                          -----------  ------------  -----------  ------------
       NET CASH (USED) BY INVESTING
            ACTIVITIES                                         (1,622)      (49,694)     (42,146)      (97,997)

CASH FLOWS FROM FINANCING ACTIVITIES
      Sale of common stock                                                       53            -       615,000
      Sale of Warrants                                                                         -       121,000
     (Increase) Decrease in Discounts on Convertible Notes                              (127,512)     (393,525)
      Increase in Line of credit                                    -             -            -             -
      Payments on Line of credit                                                        (205,400)     (205,400)
      Increase in Long - term debt                                  -             -    1,250,000     2,500,000
      Payments on Long - term debt                                  -             -     (251,276)     (294,535)
                                                          -----------  ------------  -----------  ------------
      NET CASH USED BY
            FINANCING ACTIVITIES                                   -             53      665,812     2,342,540
                                                          -----------  ------------  -----------  ------------

NET INCREASE (DECREASE) IN CASH                               227,094       243,155      597,637     1,851,872
CASH ACQUIRED IN ACQUISITION                                        -             -        8,152         8,152
CASH AT BEGINNING OF PERIOD                                 1,053,178     1,037,117    1,560,735       306,500
                                                          -----------  ------------  -----------  ------------
CASH AT END OF PERIOD                                     $ 1,280,272  $  1,280,272  $ 2,166,524  $  2,166,524
                                                          ===========  ============  ===========  ============



See accompanying notes to financial statements.

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2005

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

On June 29, 2004, the Company secured a $2,500,000 financing commitment from five unrelated entities for the purchase of convertible promissory notes, and the issuance of Class A Warrants and Class B Warrants to purchase shares of the Company's common stock. The Company received $1,250,000 for the purchase of convertible promissory notes. The notes will convert into 500,000 shares of common stock, at the rate of $2.00 per share. The Class A Warrants are for 250,000 shares of common stock at $9.60 per share. The Warrants must be exercised within four years. The Class B Warrants are for 500,000 shares of common stock, at the rate of $5.00 per share.

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2005

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED
------------------------------------------------------------------------

The Class B warrants expired unexercised on September 3, 2005. The Warrants issued were valued at $121,000.

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


                                 Assets Acquired
          Cash                                          $  8,152
          Accounts  receivable                            18,050
          Inventories                                     45,930
          Furniture                                        1,500
          Goodwill                                       349,120
                                                        --------
                    Total                               $422,752
                                                        ========

                               Liabilities Assumed
          Accounts  payable                              $67,132
          Accrued  payroll                                11,205
          Withheld  and  accrued  taxes                    3,015
          Line  of  credit                                 5,400
                                                         -------
                    Total                                $86,752
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

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2005

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED
------------------------------------------------------------------------

On August 13, 2004, the Company issued 5,900,000 pre-reverse split shares of common stock as employment bonuses to two key officers. The employment agreements is for 36 months and the stock has forfeit rights if the employment should terminate before the end of the period. The shares were valued by the Company's Board of Directors at $118,000. This amount is being amortized on a straight line basis over the 36 month life of the employment agreements. Amortization expense in 2004 for these employment agreements was $16,385.

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

                               September 30, 2005

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

CASH  AND  CASH  EQUIVALENTS
----------------------------

For purposes of the statement of cash flows, the Company considers all short-term debt securities three months or less to be cash equivalents.

Cash  paid  during  the  years  for:

                                          2005                      2004
                                          ----                      ----
                     Interest           $  -0-                    $19,391
                     Income  taxes      $  -0-                    $   -0-

PROPERTY  AND  EQUIPMENT
------------------------

Property and equipment are carried at cost. Maintenance, repairs and renewals are expensed as incurred. Depreciation of property and equipment is provided for on the straight line and 200% declining balance basis over their estimated useful lives as follows:

                     Equipment                                     5  years
                     Furniture  and  fixtures                      7  years
                     Leaseholds                                   39  years

Depreciation expense for the quarters ended September 30, 2005 and 2004 was $6,614 and $1,222 respectively.

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2005

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

The estimated tax provision at September 30, 2005 and 2004 consists of the following:

                      Current  Provision      2005                2004
                                              ----                ----

                    Federal                $    -0-             $190,000
                    State                       -0-               17,067
                                            -------             --------
                                           $    -0-             $207,067
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

CONCENTRATION  OF  CREDIT  RISKS
--------------------------------

During 2005 and 2004 and at September 30, 2005 and 2004, the Company had deposits in banks in excess of the FDIC insurance limit.

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2005

NOTE  2  -  DISCOUNT  ON  CONVERTIBLE  NOTES  PAYABLE
-----------------------------------------------------

Discount on Convertible Notes Payable represents costs the Company incurred in connection with the convertible promissory notes. These costs will be amortized over the life of the notes (24 months) on a straight-line basis. The amortization expense for these costs in the quarter and year-to-date ended September 30, 2005 and 2004, was $33,307 and $33,252 respectively.

NOTE  3  -  NOTES  PAYABLE
--------------------------

On December 1, 2003 the Company renewed its Line of Credit agreement with a bank. The note for $200,000 is due on demand, and if no demand is made, the outstanding balance is due April 4, 2004. Interest varies at 0.5% over the Prime Rate as published in the Wall Street Journal. The rate at December 31, 2003 was 4.5%. The note was paid in full on August 5, 2004. The balance of this note at September 30, 2005 and 2004 was $0 and $0 respectively.

On May 1, 2002, the Company entered into a loan agreement with a local bank for $417,000. The initial interest rate on the loan was 5.25% that varies at 0.5%
over the Wall Street Journal Prime Rate. The rate at December 31, 2003 was 4.5%. The loan calls for 60 monthly payments of $7,933 including interest. The loan is unsecured, however the bank has the right of offset in all the
Company's accounts with the lender. The note was paid in full on August 5, 2004. The balance of this note at September 30, 2005 and 2004 was $0 and $0 respectively.

On August 12, 2004, the Company entered into a Line of Credit agreement with a bank for $750,000. The note is due August 12, 2005. Interest varies at 0.25% over the Bank's prime rate. The Company's assets secure the note. The draws are based on a borrowing base formula at 75% of eligible accounts receivable less 90 days past due accounts. The agreement required the payment of a $5,000 commitment fee. The balance outstanding under this agreement at September 30, 2005 was $0.

On June 29, 2004, the Company entered into a Convertible Promissory Note agreement with 5 unrelated entities. The terms of the 5 notes are identical. The interest rate is 6%. The notes are convertible into the Company's common stock at a conversion rate of $2.00 per share. Conversion is at the holder's option. However, if the Company requests conversion it must convert with registered stock. The holder also received Class A and Class B Warrants (Note 4) and purchased an additional $1,250,000 of convertible promissory notes on September 13, 2004.

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2005

NOTE  3  -  NOTES  PAYABLE  -  CONTINUED
----------------------------------------

On September 13, 2004, note holders with $267,500 due converted these notes into 1,076,693 pre-reverse split shares of the Company's common stock in accordance with the note agreement. On November 1, 2004, note holders with $200,000 due converted these notes into 811,533 pre-reverse split shares of the Company's common stock in accordance with the note agreement. The balance due at September 30, 2005 and 2004 was $2,032,500 and $2,232.500 respectively.

Total  Long-Term  debt  at  December  31,  is  as  follows:

                                            2005               2004
                                            ----               ----
     Long-term  debt                     $2,032,500          $2,232,500
     Less  Current  portion             ($2.032,500)                -0-
                                        -----------          ----------
     Long-term  debt                     $      -0-          $2,232,500
                                        ===========          ==========



Maturities  on  long-term  debt  at  December  31,  2004  are  as  follows:

                       Year  ending  December  31,
                              2004                   $     -0-
                              2005                         -0-
                              2006                   2,032,500
                              2007                         -0-
                              2008                         -0-

NOTE  4  -  EQUITY
------------------

PREFERRED  STOCK
----------------

On December 27, 2004, the Board of Directors, with shareholder approval, issued 3 shares, of the authorized 10,000,000 shares of "blank check" preferred, as Series A Preferred Shares. The Series A Preferred Shares have a par value of $.001 per share, have no rights to dividends, no liquidation preference, no conversion rights and no redemption rights. The holders thereof, voting as a class, shall have the right to vote on all shareholder matters equal to fifty-one percent of the total vote. There were 3 shares outstanding at September 30, 2005.

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2005

NOTE  4  -  EQUITY  -  CONTINUED
--------------------------------

COMMON  STOCK
-------------

On December 3, 2004 the shareholder of the Company increased the total authorized shares of common stock to 200,000,000 with a par value of $.001 per share. The Company had 3,683,750 shares outstanding at September 30, 2005.

STOCK  SUBSCRIPTION  RECEIVABLE
-------------------------------

The exchange agreement with Synreal called for two subscription agreements to be executed by two entities for the purchase of 1,000,000 shares of the Company's common stock for $500,000. $250,000 was paid with the subscription agreements and the balance due in 35 days and was paid in full at September 30, 2005.

TREASURY  STOCK
---------------

On March 11, 2004 the majority shareholder of the Company surrendered 465,625 shares of common stock in satisfaction of $372,500 of the officer''s receivable.

STOCK  WARRANTS
---------------

On June 29, 2004, the holders of the Convertible Promissory Notes received Class A Warrants and Class B Warrants.

Class A Warrants are to purchase 250,000 shares of the Company's common stock at an exercise price of $9.60 per share. The warrants may be exercised at any time before June 29, 2008.

Class B Warrants were to purchase 500,000 shares of the Company's common stock at an exercise price of $5.00 per share, however those Warrants expired unexercised on September 3, 2005.

NOTE  5  -  RELATED  PARTIES
----------------------------

The Company has from time to time made advances to its principal stockholder and Chief Executive Officer. The advances are unsecured, and bear no interest. The total outstanding under this informal arrangement was $-0- and $-0- at September 30, 2005 and 2004 respectively.

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2005

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

                               September 30, 2005

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

On January 15, 2004, the Company entered into a four year and seven month shared office space agreement in Los Angeles. The lease begins May 1, 2004 and has an option for one 60-month extension. The Company's portion of the monthly rent is $1,750 per month.

On February 10, 2004, the Company entered into a vehicle lease with a finance company. The lease is for 36 months with a monthly payment of $1,264.

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

On July 23, 2004, the Company entered into a five-year equipment lease with a financing company with a monthly payment of $613.00.

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2005

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
----------------------------------

On August 1, 2004, the Company entered into employment agreements with its Chief Executive Officer, its Chief Operating Officer, President and Secretary, and its Vice President of Operations and Treasurer. The agreements cover a 36 month period, define annual compensation, paid days off, and severance pay. The agreements also require the Company to maintain $1,000,000 of Directors and Officers Liability insurance. In the case of two of the agreements it provides as additional consideration 295,000 shares of the Company''s common stock. These shares are subject to the risk of forfeiture.

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

On May 11, 2005, the Company entered into a service agreement with a company to provide electronic filing services with the United States Securities and Exchange Commission through May 31, 2006. The agreement calls for payment by the issuance of 40,000 shares of common stock. The shares vest at the rate of 17,060 on April 30, 2005, with the balance vesting at the rate of 3,077 shares per month through the end of the agreement.

NOTE  9  -  LEGAL PROCEEDINGS
-----------------------------

     Our wholly owned subsidiary, The Experiential Agency, Inc., formerly G/M! Productions, Inc., an Illinois corporation has a pending lawsuit, Erie West, L.L.C., v. G/M! Productions, Inc., No. 04 M1 137777, with one of our former landlords, in the Circuit Court of Cook County, Illinois. The lawsuit is in connection with office space we previously leased from Eire West, L.L.C. (the "Landlord"), at 308 West Erie Street, Chicago, Illinois. The Landlord in its First Amended Verified Complaint, alleged that we failed to provide the Landlord a cash deposit or new standby letter of credit when our previous letter of credit expired; and that the Landlord is owed money for unpaid rental fees, which it alleged we stopped paying under our lease with Landlord on July 1, 2004, which lease was to run until March 31, 2008.

     We filed an Answer and Affirmative Defenses to First Amended Verified Complaint to the Landlord's claims in the Circuit Court of Cook County, Illinois on May 31, 2005 (the "Answer"). In the Answer, we pleaded certain affirmative defenses, including that we have fully performed all conditions and covenants under the lease, and that we are therefore not in default; that we validly terminated the lease on June 30, 2004, after giving previous notice on several occasions to the Landlord, as a result of the fact that we were prevented the use and quiet enjoyment of the premises; and that the Landlord had the duty and obligation at all times to take reasonable steps to mitigate the damages sustained (the "Affirmative Defenses").

     The Landlord subsequently filed a Second Amended Verified Complaint, alleging our failure to provide it with a security deposit, our failure to pay rent and the rent differential between the amount the Landlord was able to receive for rental of the property and what our lease stated we would pay. The total judgment prayed for in the Second Amended Verified Complaint was $361,064.58. As of the date of this filing, we have not responded to the Landlord's Second Amended Verified Complaint, and we plan to respond by asserting our Affirmative Defenses.

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

      Of the $2,500,000 in Convertible Notes issued to the Note Holders, $467,500 in principal and $4,555.67 in interest have been converted into a total of 94,412 post split shares, leaving $2,032,500 (not including any accrued interest) which can be converted into approximately 1,016,250 shares of Common Stock. The Subscription Agreement also provided for the issuance of warrants to purchase up to an aggregate of 250,000 shares of Common Stock, with an exercise price of $9.60 per share (the "Class A Warrants"), and warrants to purchase up to an aggregate of 500,000 shares of Common Stock, with an exercise price of $5.00 per share (the "Class B Warrants"). The Class A Warrants and the Class B Warrants are collectively referred to herein as the "Warrants". The Company did not agree to change the exercise price of the Class A Warrants or the exercise price of the Class B Warrants. The Class A Warrants expire Four (4) years from the date they were issued. The Company also agreed to extend the expiration date of the Class B Warrants through September 3, 2005, which Warrants have since expired unexercised.

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

     For sixteen (16) years, XA has worked with clients around the globe to design and produce strategic multidimensional, highly stylized and integrated event programs. During the fiscal year ended December 31, 2004, XA planned and executed over one hundred (100) events that were attended by more than an aggregate of approximately twenty thousand (20,000) people in the United States and foreign markets. During the three months ended September 30, 2005, the Company planned and executed approximately 25 events for clients including L'Oreal USA, Barnes & Noble, Cargo Magazine, VH1, W Hotels and Disney.

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

            Significant Events During The First Three Quarters Of 2005

     The Company generated new revenues and new client acquisitions through its two acquisitions, Fiori, Inc. an event decor company ("Fiori"), and its acquisition of the assets of Musters & Company, Inc., an event planning and decor company ("Musters"), which were completed in 2004 and 2005, respectively. XA created a new division of the Company, "XA Interactive," in the first quarter of 2005, which focuses on digital marketing client services. We hope to use our XA Interactive division to help us create and incorporate synergies with our current event marketing database. The Company also added a new business development team member in Los Angeles, California, in March 2005. Additionally, in February 2005, the Company's New York Creative Director, Mark Musters, was named one of New York's Top 10 Event Designers by BizBash Media. On October 18, 2005, the Company named Valerie Morel as the Executive Vice
President of Marking and International Development of its wholly owned subsidiary, The Experiential Agency, Inc., an Illinois corporation.

COMPARISON  OF  OPERATING  RESULTS

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

     Sales revenue for the three months ended September 30, 2005, increased $233,825 or 12.0%, to $2,188,240, as compared to $1,954,415 for the three months ended September 30, 2004. The increase in sales revenue for the three months ended September 30, 2005, was due to our addition of two business development account managers in 2005, which business development account managers were added prior to the three month period ended September 30, 2005.

     Cost of goods sold as a percentage of sales for the three months ended September 30, 2005 decreased to 42.9% of gross revenue as compared to 44.6% of gross revenue for the three months ended September 30, 2004. Costs of goods sold increased $66,306 or 7.6%, to $938,127 for the three months ended September 30, 2005, compared to $871,821 for the three months ended September 30, 2004. The increase in cost of goods sold was due to various factors including the increased cost of key vendors associated with our projects, increased travel expenses, and the negotiated use of certain budget factors and vendors by our clients, which caused us to have lower margins on some of our events. The decrease in cost of goods sold as a percentage of revenue was due to the greater focus of our management on increasing our margins and decreasing our costs of good sold.

     Gross profit as a percentage of sales ("gross profit margin") increased to 57.1% for the three months ended September 30, 2005 from 55.4% for the three months ended September 30, 2004. The increase in gross profit margin was due to the decrease of 1.7% in costs of good sold coupled with the 12% increase in revenues. Gross profit increased $167,519 or 15.5%, to $1,250,113 for the three months ended September 30, 2005, compared to gross profit of $1,082,594 for the three months ended September 30, 2004.

     Administrative expenses increased $125,000 or 13.6% to $1,167,642 for the three months ended September 30, 2005, compared to $1,027,692 for the three months ended September 30, 2004. The increase in administrative expenses was principally attributed to our two new business development employees, as well as the increased expenses related to our acquisitions of Fiori and Muster's during the year ended 2004 and 2005, respectively.

     The Company had income from operations of $82,472 for the three months ended September 30, 2005, compared to income from operations of $54,902 for the three months ended September 30, 2004, an increase of $27,570 or 50.2% from the prior period. This was mainly attributable to the Company's decrease in costs of good sold as a percentage of sales and increase in sales revenues from the prior period.

     Other income and expenses was ($75,758) for the three months ended September 30, 2005, consisting of ($81,669) of other expenses and $5,911 of other income, compared to ($16,083) of other income and expenses for the three months ended September 30, 2004, which consisted of ($18,101) of other income and $2,018 of other expenses.

     The Company had net income of $6,714 for the three months ended September 30, 2005 as compared to net income of $50,808 for the three months ended September 30, 2004, a decrease from the prior period of $44,094 or 86.8%. The decrease in net income was principally attributed to the 371% increase in other income and expenses from the prior period and the 13.6% increase in administrative expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

     Sales revenue for the nine months ended September 30, 2005, decreased $144,389 or 1.9%, to $7,270,693, as compared to $7,415,082 for the fiscal nine months ended September 30, 2004. The decrease in sales revenue for the nine months ended September 30, 2005, was partly due to a system mandating more frequent management attention to the analysis of matching of revenues and costs. While more frequent management attention is now applied to the matching of revenues and costs, the Company has not made any changes in its accounting policy. The result of this better matching was that there was an increase in identification of revenues classified as unearned until all necessary steps including the incurring of matching cost have been completed.

     Cost of goods sold as a percentage of sales for the nine months ended September 30, 2005 increased to 59.7% of gross revenue as compared to 55.7% of gross revenue for the nine months ended September 30, 2004. Cost of goods sold increased $211,379 or 5.1%, to $4,341,248 for the nine months ended September 30, 2005, compared to $4,129,869 for the nine months ended September 30, 2004. The increase in cost of goods sold and the increase in cost of goods sold as a percentage of revenue was due to various factors including the increased cost of key vendors associated with our projects, increased travel expenses, and the negotiated use of certain budget factors and vendors by our clients, which caused us to have lower margins on some of our events.

     Gross profit as a percentage of sales ("gross profit margin") decreased to 40.3% for the nine months ended September 30, 2005 from 44.3% for the nine months ended September 30, 2004. The decrease in gross profit margin was due to increases in our costs of good sold of 5.1% and decreases in our sale revenue of 1.9% for the nine months ended September 30, 2005. Gross profit decreased $355,768 or 10.8%, to $2,929,445 for the nine months ended September 30, 2005, compared to gross profit of $3,285,213 for the nine months ended September 30, 2004.

     Administrative expenses increased $4,526 to $2,759,130 for the nine months ended September 30, 2005, compared to $2,754,604 for the nine months ended September 30, 2004.

     The Company had income from operations of $170,315 for the nine months ended September 30, 2005, compared to income from operations of $530,609 for the nine months ended September 30, 2004, a decrease of $360,294 or 67.9% from the prior period. This was mainly attributable to the Company's decreased sales and increased costs of good sold.

     Other income and expenses was ($236,743) for the nine months ended September 30, 2005, which consisted of $9,344 of other income and ($246,087) of other expenses compared to $36,416 of other income and expenses for the nine months ended September 30, 2004, consisting of $43,866 of other income and ($7,450) of other expenses, which represents a $273,159 or 750% decrease in other income and expenses from the prior period.

     The Company had a net loss of $66,428 for the nine months ended September 30, 2005 as compared to net income of $359,958 for the nine months ended September 30, 2004, a decrease from the prior period of $426,386 or 118.5%. The decrease in net income was principally attributed to an increase of 5.1% in the Company's cost of good sold, a decrease of 1.9% in sales revenue and a 750% decrease in other income and expenses and increases, compared to the prior period, as well as our better matching of revenues and costs as described by GAAP and the resulting increase in our unearned revenues for the nine months ended September 30, 2005.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company had total assets of $5,477,260 as of September 30, 2005, which consisted of current assets of $3,612,084, fixed assets of $126,224, and other assets of $1,738,952.

     As of September 30, 2005, the Company's total current assets were $3,612,084, which consisted of $1,280,272 of cash, $924,268 of accounts receivable, $1,331,540 of work in process at cost, $2,249 of prepaid expenses, and $73,754 of prepaid employment contract. The prepaid employment contract consisted of 225,000 shares of the Company's Common Stock which were issued to the Company's Chief Executive Officer, Joseph Wagner and 70,000 shares of the Company's restricted Common Stock which were issued to the Company's Chief Operating Officer, Jean Wilson, in August 2004, in consideration of their services to the Company. Of Mr. Wagner's 225,000 restricted shares, 75,000 became fully vested as of December 31, 2004, and the remaining 150,000 are subject to a risk of forfeiture, with 75,500 shares becoming fully vested as of each December 31, 2005 and December 31, 2006, if Mr. Wagner's employment is not terminated prior to those dates (unless his employment is terminated for good reason by Mr. Wagner, terminated without cause by the Company, or terminated with the mutual consent of both Mr. Wagner and the Company). Of Ms. Wilson's 70,000 restricted shares, 25,000 became fully vested as of December 31, 2004, and the remaining 45,000 are subject to a risk of forfeiture, with 22,500 shares becoming fully vested as of each December 31, 2005 and December 31, 2006, if Ms. Wilson's employment is not terminated prior to those dates (unless her employment is terminated for good reason by Ms. Wilson or terminated without cause by the Company).

     The Company had working capital of $1,024,670 and a ratio of current assets to current liabilities of 0.78.

     The Company had fixed assets of $126,224 as of September 30, 2005, which consisted of equipment of $178,666, furniture and fixtures of $53,059, and leasehold improvements of $40,735, offset by ($146,235) in accumulated depreciation.

     The Company had other assets of $1,738,952 as of September 30, 2005, which consisted of $210,653 discount on convertible notes payable, $525,000 of deferred taxes, $130,277 of prepaid employment bonus, $7,713 of deposits and $865,309 of goodwill. The prepaid employment bonus consisted of prepaid employment bonuses with the Company's senior management.

     The Company had total liabilities, consisting solely of current liabilities of $4,636,754 as of September 30, 2005, which consisted of $339,671 of accounts payable, $4,266 of withheld and accrued taxes, $2,258,716 of unearned revenues and $2,032,500 of current portion of long term debt ("Note"). Note payable consists of Convertible Notes held by five (5) unrelated parties. Each Note accrues interest at 6% per year and is convertible into the Company's Common Stock at $2.00 per share. The Notes can therefore be converted into 1,016,250 shares of the Company's Common Stock as of September 30, 2005. The $2,258,716 of unearned revenue was in connection with the Company better matching its revenues and costs as described by GAAP and the resulting increase in unearned revenues as of September 30, 2005.

     The Company had net cash provided by operating activities of $228,716 for the three months ended September 30, 2005, which consisted of net income of $6,714, depreciation of $6,614, amortization of discounts on note payable of $33,307, stock for services of $14,950, increase in accounts receivable of $552,615, increase in work in progress of $715,407, decrease in prepaid expenses of $7,178, decrease in prepaid employment contracts of $52,065, increase in accounts payable of $101,224, increase in accrued payroll of $1,600, increase in withheld and accrued taxes of $1,409 and increase in unearned revenue of $1,271,677.

     The Company had net cash used by investing activities of $1,622 for the three months ended September 30, 2005, which consisted of ($1,622) of purchase of fixed assets.

     The Company had $-0- of net cash used by financing activities for the three months ended September 30, 2005.

     The Company had net cash provided by operating activities of $292,796 for the nine months ended September 30, 2005, which consisted of a net loss of $66,428, depreciation of $21,302, amortization of discounts on note payable of $99,921, stock for services of $33,399, increase in accounts receivable of $465,239, increase in work in progress of $1,144,934, decrease in prepaid expenses of $485, decrease in prepaid employment contracts of $47,584, increase in accounts payable of $93,814, decrease in accrued payroll of 16,198, increase in withheld and accrued taxes of $60 and increase in unearned revenue of $1,689,030.

     The Company had net cash used by investing activities of $49,694 for the nine months ended September 30, 2005, which consisted of ($23,086) of purchase of fixed assets, ($57,075) of increase in goodwill, which was offset by $30,467 in deposits.

     The Company had $53 of net cash used by financing activities for the nine months ended September 30, 2005, which consisted of $53 of sale of common stock.

     The Company requires $1 to $5 million of financing to support strategic acquisitions and the current expansion plan for the next 18 to 24 months. This financing is in addition to $2.5 million already raised. The Company received an aggregate of $2.5 million of Convertible Note financing from five (5) unrelated parties. In connection with the Convertible Note financing, we issued Class A Warrants to purchase 250,000 shares of our Common Stock at an exercise price of $9.60 per share and Class B Warrants to purchase 500,000 shares of our Common Stock at an exercise price of $5.00 per share. The Class B Warrants expired unexercised on September 3, 2005. There is currently $2,032,500 remaining under the principal amounts of the Notes (not including any accrued and unpaid interest), of which approximately one-half is due in June 2006 and one-half is due in September 2006. Currently the Company does not have enough cash on hand to pay the amounts due on the Notes.

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

     The Company has a line of credit agreement which it entered into on August 12, 2004, with a bank for $750,000. The note was due August 12, 2005, and the interest varies at 0.25% over the bank's prime rate. The Company's assets secure the note. The balance outstanding under this line of credit at September 30, 2005 was $0. On August 12, 2005, the line of credit agreement was automatically renewed for another year under the same terms and conditions.

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

                                  RISK FACTORS
                          ----------------------------

                          RISKS RELATING TO THE COMPANY

WE  HAVE  A PRESENT NEED FOR CAPITAL IN ADDITION TO $2.5 MILLION ALREADY RAISED.

     It is imperative that we raise $1 to $5 million of financing to pursue addtional acquisitions if the opportunity arises, which is in addition to $2.5 million already raised, and $2,032,500 which we still owe to the Note Holders. During 2004, we received an aggregate of $2.5 million of Convertible Note financing from five (5) unrelated parties. In connection with the Convertible Note financing, we issued Class A Warrants to purchase 250,000 shares of our Common Stock at an exercise price of $9.60 per share and Class B Warrants to purchase 500,000 shares of our Common Stock at an exercise price of $5.00 per share, which have since expired. At this time, no additional financing has been secured. Our growth and continued operations could be impaired by limitations on our access to the capital markets. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to continue our business operations and pursue our expansion strategy. In the event we do not raise additional capital from conventional sources, there is every likelihood that we may need to scale back or curtail implementing our business plan.

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

WE CURRENTLY HAVE A PENDING LAWSUIT WITH ONE OF OUR FORMER LANDLORDS, WHICH LANDLORD ALLEGED APPROXIMATELY $361,065 IN DAMAGES.

     Our former landlord, Eire West, L.L.C. (the "Landlord"), filed a lawsuit against us (described in greater detail under "Legal Proceedings," below) claiming approximately $361,065 in damages and alleging that we failed to provide the Landlord a cash deposit or new standby letter of credit when our previous letter of credit expired; and that the Landlord is owed money for unpaid rental fees, which it alleged we stopped paying rent under on July 1, 2004, which lease was to run until March 31, 2008. We filed an answer to the Landlord's allegations, denying certain allegations and asserting affirmative defenses to others. If we are forced to pay the approximately $361,065 in alleged damages and/or additional amounts in attorney's fees and interest, our cash on hand would be severely impacted and our business could be adversely affected.

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

JOSEPH WAGNER AND JEAN WILSON CAN VOTE AN AGGREGATE OF 54.9% OF OUR COMMON STOCK AND CAN EXERCISE CONTROL OVER CORPORATE DECISIONS.

     Joseph Wagner and Jean Wilson can vote an aggregate of 4,125,752 shares (or 54.9%) of our outstanding Common Stock which includes 2,556,072 votes due to their aggregate ownership of two shares of Series A Preferred Stock. Frank Goldstin, our Director and former Chief Executive Officer entered into voting agreements with Joseph Wagner and Jean Wilson with respect to a total of 1,088,480 shares of Common Stock owned by Mr. Goldstin. The general affect of the voting agreements is that Mr. Wagner and Ms. Wilson can vote 544,240 and 544,240 shares, respectively, out of 1,584,032 shares of Common Stock owned by Mr. Goldstin in addition to Common Stock that Mr. Wagner and Ms. Wilson otherwise respectively own. Additionally, on December 28, 2004, the Company's Board of Directors approved the issuance of Three (3) shares of Series A Preferred Stock, One (1) each to Frank Goldstin, Jean Wilson, and Joseph Wagner for services rendered. The three shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. Accordingly, Joseph Wagner and Jean Wilson will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Wagner and Ms. Wilson may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

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

ITEM 3. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by our last Annual Report on Form 10-KSB and up to and including the end of the period covered by this Quarterly Report on Form 10-QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     (b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during the last fiscal year and/or up to and including the date of this filing that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Our wholly owned subsidiary, The Experiential Agency, Inc., formerly G/M! Productions, Inc., an Illinois corporation has a pending lawsuit, Erie West, L.L.C., v. G/M! Productions, Inc., No. 04 M1 137777, with one of our former landlords, in the Circuit Court of Cook County, Illinois. The lawsuit is in connection with office space we previously leased from Eire West, L.L.C. (the "Landlord"), at 308 West Erie Street, Chicago, Illinois. The Landlord in its First Amended Verified Complaint, alleged that we failed to provide the Landlord a cash deposit or new standby letter of credit when our previous letter of credit expired; and that the Landlord is owed money for unpaid rental fees, which it alleged we stopped paying under our lease with Landlord on July 1, 2004, which lease was to run until March 31, 2008.

     We filed an Answer and Affirmative Defenses to First Amended Verified Complaint to the Landlord's claims in the Circuit Court of Cook County, Illinois on May 31, 2005 (the "Answer"). In the Answer, we pleaded certain affirmative defenses, including that we have fully performed all conditions and covenants under the lease, and that we are therefore not in default; that we validly terminated the lease on June 30, 2004, after giving previous notice on several occasions to the Landlord, as a result of the fact that we were prevented the use and quiet enjoyment of the premises; and that the Landlord had the duty and obligation at all times to take reasonable steps to mitigate the damages sustained (the "Affirmative Defenses").

     The Landlord subsequently filed a Second Amended Verified Complaint, alleging our failure to provide it with a security deposit, our failure to pay rent and the rent differential between the amount the Landlord was able to receive for rental of the property and what our lease stated we would pay. The total judgment prayed for in the Second Amended Verified Complaint was $361,064.58. As of the date of this filing, we have not responded to the Landlord's Second Amended Verified Complaint, and we plan to respond by asserting our Affirmative Defenses.

     The Company is not aware of any pending legal proceeding other than the one described above, to which it is a party which is material to its business operations.

ITEM 2. CHANGES IN SECURITIES

     The Company entered into an Agreement with its attorney, David M. Loev, Attorney at Law ("Attorney") in January 2005, whereby Attorney agreed to perform legal services for the Company until December 2005, for the payment of $8,250 per month plus reimbursement for expenses and 65,000 shares of the Company's Common Stock, which the Company agreed to register pursuant to an S-8 Registration Statement. In May 2005, Attorney agreed to modify that agreement for consideration of an additional 10,000 shares, with an effective date of April 1, 2005. The amended agreement calls for Attorney to be paid $8,250 per month and a total of 75,000 S-8 registered shares, for legal services to the Company. The 75,000 shares will vest to attorney on the last day of each month covered by the amended agreement. Attorney vested 35,000 shares on April 30,

2005, which amount included the 10,000 shares given to Attorney in consideration for Attorney modifying the Agreement, and Attorney will continue to vest one-eighth (1/8) of the remaining shares, or 5,000 per month, on the last day of each month covered by the amended agreement. As of September 30, 2005, Attorney had vested an aggregate of 60,000 shares of the Company's Common Stock. Attorney was issued the full amount of the 75,000 shares in September 2005, pursuant to a Form S-8 registration statement.

     In June 2004, the Company entered into a Consulting Agreement with Loev Corporate Filings, Inc. ("Filings") for Edgar filing services for one year in exchange for 5,000 S-8 registered shares of Common Stock, which was subsequently revised in January 2005, to include the Company's Edgar filing services until May 2006, for an additional 30,000 S-8 registered shares of the Company's Common Stock. The agreement with Filings was revised in May 2005, with an effective date of April 1, 2005, for additional consideration of 10,000 shares to be paid to Filings. The new agreement provides for Filings to vest a portion of the 40,000 shares on the last day of each month covered by the new agreement. Filings vested 17,060 shares on April 30, 2005 (1,765 shares for each month January to April 2005, and 10,000 shares as consideration for entering into the new agreement), pursuant to the new agreement and will continue to vest one-seventeenth (1/17) of the remaining shares, or 1,765 shares, at the end of each month covered by the new agreement. As of September 30, 2005, Filings had vested an aggregate of 25,885 shares of the Company's Common Stock. Filings was issued the full amount of the 40,000 shares in September 2005, pursuant to a Form S-8 Registration Statement. The President of Filings is the wife Attorney.

                 UNREGISTERED SALES OF SECURITIES SUBSEQUENT TO
                    THE THREE MONTHS ENDED SEPTEMBER 30, 2005

     In November 2005, we issued 10,000 shares of our restricted common stock to an employee, Valerie Morel, in consideration for services rendered. We claim an exemption from registration afforded by Section 4(2) of the Act since the issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the issuance and no underwriting discounts or commissions were paid by us.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 5. OTHER INFORMATION

   None.

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


b) REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the three months ended September 30, 2005, or for the subsequent period from September 30, 2005 until the filing of this report on Form 10-QSB.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   XA, Inc.
                                   --------

DATED: November 14, 2005           By: /s/ Joseph Wagner
                                   -----------------------
                                   Joseph Wagner
                                   Chief Executive Officer