Form 10KSB
period 2005-12-31
XA, INC.
filed 2006-03-24
CIK 1132034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark  One)

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF  1934

                   For  the  fiscal  year  ended  December  31,  2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from             to
                                        -----------    -------------

                       Commission file number: 000-32885

                                    XA, INC.
     ----------------------------------------------------------------------
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X].

     The issuer's revenues for the most recent fiscal year ended December 31, 2005 were $10,912,614.

     The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of March 23, 2006, was approximately $740,897.31.

     As of March 23, 2006 the issuer had 3,752,250 shares of common stock, $.001 par value per share outstanding ("Common Stock").

                    Documents  Incorporated  by  Reference:  NONE

          Transitional  Small  Business  Disclosure  Format:  Yes  [ ]  No  [X]

                                    XA, INC.
                                   FORM 10-KSB
                          YEAR ENDED December 31, 2004
                                      INDEX

                                     Part  I

    Item  1.             Description  of  Business                            3

    Item  2.             Description  of  Property                            12

    Item  3.             Legal  Proceedings                                   13

    Item  4.             Submission  of  Matters  to  a  Vote  of
                         Security  Holders                                    14


                                     Part  II

    Item  5.             Market  for  Common  Equity  and  Related
                         Stockholder  Matters                                 15

    Item  6.             Management's  Discussion  and  Analysis  or
                         Plan  of  Operation                                  18

    Item  7.             Financial  Statements                               F-1

    Item  8.             Changes  in  and  Disagreements  with
                         Accountants  on  Accounting  and  Financial
                         Disclosure                                           28

    Item  8A.            Controls  and  Procedures                            28

    Item  8B             Other Information                                    28


                                    Part  III

    Item  9.             Directors,  Executive  Officers,  Promoters
                         and  Control  Persons;  Compliance  with
                         Section  16(a)  of  the  Exchange  Act               28

    Item  10.            Executive  Compensation                              32


    Item  11.            Security  Ownership  of  Certain  Beneficial
                         Owners and Management and Related Stockholder
                         Matters                                              34

    Item  12.            Certain  Relationships  and  Related
                         Transactions                                         37

    Item  13.            Exhibits  and  Reports  on  Form  8-K
                         (a)   Exhibits                                       38

                         (b)   Reports  on  Form  8-K                         40

    Item  14.            Principal  Accountant  Fees  and  Services
                         Signatures                                           40

                                     PART  I
ITEM 1. DESCRIPTION OF BUSINESS

   SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-KSB (this "Form 10 KSB"), including statements under "Item 1. Description of Business," and "Item
6. Management's Discussion and Analysis", constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of XA, Inc. ("XA", "the Company", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this form 10-KSB, unless another date is stated, are to December 31, 2005.

BUSINESS HISTORY

     XA, Inc., was originally incorporated in Nevada as Synreal Services Corp. ("Synreal") on August 28, 2000. The Company's business plan was to engage in the business of providing due diligence and administrative services for real estate syndications. Prior to entering into an Exchange Agreement, discussed below, and the consummation of the transactions thereunder, the Company was considered a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. Our principal executive offices are located at 875 North Michigan Avenue, Suite 2626, Chicago, Illinois 60611. Our telephone number is (312) 397-9100 and our fax number is (312) 573-1515.

     On December 4, 2003, Synreal, The Experiential Agency, Inc., formerly G/M Productions, Inc., an Illinois corporation ("Experiential") and the former Experiential shareholders entered into an Exchange Agreement (the "Exchange" or "Acquisition") whereby Experiential became a wholly-owned subsidiary of the Company and control of the Company shifted to the former Experiential shareholders. In addition, Frank Goldstin, the Company's former Chief Executive Officer and a former director of the Company, entered into a stock purchase agreement with the Company's former officers and directors, Brian Chelin and Jennifer Wallace. Synreal was considered a "shell" at the time of the Acquisition; therefore, the transaction was treated as a reverse merger.

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

     Alpha Capital, Stonestreet, Whalehaven, Greenwich and Genesis are collectively referred to herein as the "Purchasers." Of the $2,500,000 in Convertible Notes issued to the Note Holders, $467,500 in principal and $4,555.67 in interest have been converted into a total of 94,412 post split shares, leaving $2,032,500 (not including any accrued interest) which can be converted into approximately 1,016,250 shares of Common Stock. The Subscription Agreement also provided for the issuance of warrants to purchase up to an aggregate of 250,000 shares of Common Stock, with an exercise price of $9.60 per share (the "Class A Warrants"), and warrants to purchase up to an aggregate of 500,000 shares of Common Stock, with an exercise price of $5.00 per share (the "Class B Warrants"). The Class A Warrants are referred to herein as the "Warrants". The Company did not agree to change the exercise price of the Class A Warrants or the exercise price of the Class B Warrants. The Class A Warrants expire Four (4) years from the date they were issued. The Class B Warrants have expired and no Class B Warrants were ever exercised by the Purchasers.

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

     On January 3, 2005, in furtherance of the Company's growth through acquisition strategy, the Company entered into an Asset Acquisition Agreement to purchase certain assets of Musters & Company, Inc., a New York corporation ("Musters"), an event planning and decor company whose operations are located in the floral district in New York, in exchange for 150,000 restricted shares of the Company's Common Stock and the assumption of the leases of Musters. Entry into the Asset Acquisition Agreement was approved by the Company's board of directors on December 29, 2004. Included in the assets purchased by the Company were copyrights, contract rights, customer lists, goodwill, leasehold improvements, leases, permits, fixed assets, software, trademarks, trade names, trade secrets, internet domains, and phone numbers. Excluded from the sale of assets were accounts receivable, insurance policies, claims for tax refunds, employee benefit plans (or interests therein) and all real estate (excluding leasehold improvements) either held by Musters or an affiliated entity. Additionally, the Company did not assume any of the liabilities of Musters in connection with the Asset Acquisition Agreement.


     In the third quarter of 2005, we formed a wholly owned Nevada subsidiary, XA Scenes, Inc. ("XA Scenes"). XA Scenes was formed as a special events venue management firm. Our senior management team believes that there is a significant opportunity for XA Scenes to capitalize on the synergies that exist between our event marketing agency, The Experiential Agency, Inc., and selected joint venture partners.

     The Company filed a Certificate of Amendment ("Amendment") to its Articles of Incorporation with the Secretary of State of Nevada, which became effective on December 19, 2005, to increase its authorized shares, reauthorize the par value of its common stock, reauthorize its preferred stock and to reauthorize the par value of its preferred stock. The Amendment increased the authorized shares of the Company to Twenty Million (20,000,000) shares of common stock, re-authorized the par value of $0.001 per share, re-authorized Five Hundred Thousand (500,000) shares of preferred stock, and re-authorized the par value of $0.001 per share of preferred stock.

     Shares of the preferred stock of the Company may be issued from time to time in one or more series, each of which shall have distinctive designation or title as shall be determined by the Board of Directors of the Company ("Board of Directors") prior to the issuance of any shares thereof. Preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issue of such class or series of preferred stock as may be adopted from time to time by the Board of Directors prior to the issuance of any shares thereof. The number of authorized shares of preferred stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all the then outstanding shares of the capital stock of the Company entitled to vote generally in the election of directors, voting together as a single class, without a separate vote of the holders of the preferred stock, or any series thereof, unless a vote of any such holders is required pursuant to any preferred stock designation.

     On December 27, 2005, we entered into an Agreement with David M. Loev, an attorney, to be responsible for certain corporate/securities matters including the preparation of and/or review of Schedule 13ds, Form 3's, Form 4's, Schedule 13g's, Schedule 14a's, Schedule 14c's, Form 10-QSB's, Form 10-KSB's and Form 8-K's to be filed by us with the Securities and Exchange Commission and the review of our press releases (the "Legal Services Agreement"). In connection with the Legal Services Agreement, we agreed to pay Mr. Loev $4,250 per month, reimburse him for out of pocket expenses and to issue him 30,000 S-8 shares of our common stock, which shares were issued to Mr. Loev in February 2006. The Legal Services Agreement is in effect until December 31, 2006 and services provided outside of the Legal Services Agreement are to be rendered on an hourly basis.

BUSINESS OPERATIONS

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

     For sixteen (16) years, XA has worked with clients around the globe to design and produce strategic multidimensional, highly stylized and integrated event programs. During the fiscal year ended December 31, 2005, XA planned and executed over one hundred and fifty (150) events that were attended by more than an aggregate of approximately thirty thousand (30,000) people in the United States and foreign markets. XA's clients during the year ended December 31, 2005 included L'Oreal USA, Barnes & Noble (NYSE:BKS), Cargo Magazine, VH1, W Hotels, Walt Disney Co. (NYSE:DIS), ABN AMRO (NYSE:ABN), Finesse, Kenneth Cole (NYSE:KCP), McDonald's Corporation (NYSE:MCD), Starbucks Corp. (NASDQ:SBUX), UNICEF, Beaty products, Starbucks, Royal Caribbean (NYSE:RCL), discovery networks, British Telecom, Heineken Light and the Wella Corporation. Additionally, XA planned Lennox Louis' wedding in Jamaica during the year ended 2005.

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

Industry and Market Overview

     According to an event marketing study conducted by PROMO Magazine ("PROMO") in 2004, and published in its April 1, 2005 edition, marketers spent $166 billion in event marketing in 2004. The events industry in the United States is highly fragmented with several local and regional vendors that provide a limited range of services in two main segments: 1) business communications and event management; and 2) meeting, conferences and trade shows. The industry also consists of specialized vendors such as production companies, meeting planning companies, and destination logistics companies that may offer their services outside of the events industry.

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

     XA believes that the market or event planning services is positive for two reasons: 1) XA believes that companies in the United States are increasing their use of events to achieve their marketing efforts; and 2) XA believes that an increasing number of U.S. companies are outsourcing the production and design of events to specialized firms. As a result, XA's management believes that the market for event services is undergoing a shift towards outsourced management as organizations focus on their core competencies while at the same time seek to improve the professionalism, creativity and cost-efficiency of their events.

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

Principal  Products  and  Services

     XA offers a wide range of services that encompass the event planning process including general management, concept creation, content creation, and execution. XA earns most of its revenue from event services fees that it charges clients regarding the following general service areas:

     *  Event  Marketing;
     *  Design  and  production;
     *  Meetings,  Conferences  and  Trade  Shows;
     *  Entertainment  and  Show  Production;
     *  Business  Theater  &  General  Sessions;
     *  Mobile  Marketing;
     *  Audio/Visual  Production;
     *  Public Relations;
     *  Destination  Management; and
     *  XA  Interactive  (Digital  Marking).

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

     The following is a more detailed description of the services that XA provides through its vertically integrated infrastructure:

     The following is a more detailed description of the services that XA provides through its vertically integrated infrastructure:

General Management Services

     XA offers general management services that provide its clients with centralized coordination and execution of the overall event. In connection with providing general management services, XA utilizes an executive producer responsible for overseeing the production of an event or exhibition. The executive producer coordinates the services that XA provides for the client. XA provides the following general management services:

     *    Project  oversight;
     *    Budget  oversight;
     *    Quality  assurance  and  control;
     *    Project  funding  and  sponsorship  development;
     *    Project  control  and  accountability;
     *    Event  promotion  and  marketing  creation;
     *    Schedule  management;  and
     *    Fulfillment  provider  management.

Concept Creation

     XA works with a client to craft the client's message, identify the best means of communicating that message, and develop cost-effective creative solutions. XA provides the following concept creation services:

     *    Joint  determination  of  client  needs  and  goals;
     *    Market  research  to  support  message  creation  and  communication;
     *    Message  content  design;
     *    Media  selection;  and
     *    Initial  project  pricing  and  budgeting.

Content Creation

     After the concept for an event is created, XA's professionals work to develop and produce the client's message. XA provides the following content creation services:

     *    Speech  composition;
     *    Speaker  support-graphics  creation;
     *    Audio/Video  production;
     *    Digital  media  creation;

     *    Collateral  materials  design  and  distribution;
     *    Entertainment  and  speaker  scripting  and  booking;  and
     *    Theme  and  staging  design.

Execution

     XA uses internal resources to execute an event. As the clients' needs dictate, however, XA can structure its role so that it is transparent to attendants at the event. XA provides the following execution services:

     *    On-site  quality  and  logistics  control;
     *    Hotel  and  venue  coordination  and  buying;
     *    Transportation  management;
     *    Security  coordination;
     *    Telemarketing  services  for  the  sale  of  exhibition  space;
     *    Hospitality  management;
     *    Registration  management;
     *    Cash  and  credit  card  payment  management;
     *    Entertainment  coordination;
     *    Tour  program  design;
     *    Permit  and  approval  procurement;  and
     *    Food  and  beverage  management.

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

     Additionally, in December 2005, XA Scenes, entered into a lease on the ninth floor of 636-642 West 28th Street, New York, New York 10001, also known as the "Terminal Warehouse". We plan to use the Property for office space, event and production space and to host certain events in the future. The XA Scenes lease is described in greater detail under "Description of Property," below. When completed in approximately May 2006, the 11,500 square foot multi-use facility will consist of approximately 5,000 square feet of design production/office space and 6,500 square feet of special event space. The XA Scenes facility will provide clients with spectacular views of the Hudson River within a state of the art special events facility.

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

     XA believes that multinational organizations headquartered both inside and outside of the United States are increasingly interested in building relationships with business communications and event management firms and owners of events who can provide their services on a worldwide basis. XA's international client base continues to grow and in order to better serve these organizations, XA plans to aggressively expand its international client base over the next 12 to 24 months.

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

     As part of the Company's growth strategy, the Company purchased all of the assets of Fiori, Inc. an event decor company ("Fiori"), in August 2004, in exchange for 40,000 restricted shares of the Company's Common Stock and in January 2005, the Company purchased certain assets of Musters, in exchange for 150,000 restricted shares of the Company's Common Stock and the assumption of the leases of Musters (as described above in greater detail under "Business History").

Creative Talent

     A primary value that XA brings to its clients is the creative talent, energy and commitment of its employees. XA seeks to attract and retain the best personnel by developing attractive compensation, benefits and training programs and providing long-term career opportunities that its smaller competitors cannot duplicate. XA has thirty-two (32) full-time employees.

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

     XA's sales force comprises four (4) full-time sales people who identify prospects, respond to requests for proposals and create solutions to clients' requests. XA has created compensation incentives to encourage the sales force to sell XA's wide range of services. New business is generated by:

     * Pursuing client referrals from existing clients and other business contacts;
     *    Expanding  sales to existing clients by providing additional services;
     *    New  client  solicitation;  and
     *    Strategic  acquisitions.

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

Intellectual Property

     The Company is the owner of the proprietary trademark, "The Experiential Agency(R)" (US Serial No: 78241557). Additionally, the Company has filed for a trademark for "XA" and "XA Scenes," but has not as of the date of this filing received approval of such trademarks.

     The  Company  also owns the rights to the internet domain names, including:

     *    www.gmproductions.com;
     *    www.gmprodutions.net;
     *    www.expagency.com;
     *    www.experientialagency.com;
     *    www.theexperientialagency.com;  and
     *www.musters.com.

     The Company does not own any patents or licenses related to its products or services.

Competition

     Companies in the events industry compete based on service breadth and quality, creativity, responsiveness, geographic proximity to clients, and price. Most vendors of outsourced event services are small, local companies that cannot provide the wide range of services, international coverage, creative talent, purchasing power and technological capabilities required by large corporations and associations.

     XA competes primarily with a large number of local and regional firms as well as specialized vendors such as production companies meeting planning companies (such as Carat Face-to-Face), entertainment & show production firms and destination logistics companies. Most of these competitors and specialized vendors provide a limited range of services relative to XA's service offerings. As a vertically integrated service provider, we believe XA offers a comprehensive solution to client organizations with the assurance of a high quality of service and the opportunity to form a long-term relationship. At the national level, XA faces larger competitors such as Jack Morton Worldwide - part of the Interpublic Group of Companies (IPG: NYSE), and George P. Johnson.

     We believe that XA is positioning itself as the Event Marketing Partner with its unique selling point being the ability to act as a single source for the client's total event marketing needs. This would encompass the entire spectrum of services associated with event marketing, right from strategizing and defining an event portfolio, conceptualization of the event theme and content creation to the final implementation / management of the event itself and post event Return On Investment assessment.


ITEM 2. DESCRIPTION OF PROPERTY

     The Company's corporate headquarters are located in Chicago, Illinois. In July 2004, the Company entered into an eight-year lease of approximately 4,600 square feet of office space for its corporate headquarters. The Company's current lease commitment is $10,069 per month.

     In August 2003, the Company opened an office in New York City. The Company leases this office space from Thom Filicia, Inc. pursuant to a five year sublease. The Company's lease commitment is $1,300 per month plus the obligation to pay utilities.

     The Company also has offices in Los Angeles, California. On January 15, 2004, the Company entered into a four-year and seven-month lease for this office space from Gilmore North Market, LLC. The Company's current lease commitment is $1,750 per month plus the obligation to pay utilities.

     On December 23, 2005, XA Scenes, Inc., our wholly owned subsidiary, entered into a Lease, (the "Lease") on the ninth floor of 636-642 West 28th Street, New York, New York 10001, also known as the "Terminal Warehouse" (the "Property") with Waterfront NY Realty Corp. ("Landlord"). The Lease has a term of ten (10) years (the "Term"), and will commence upon thirty (30) days notice after the completion of certain improvements by the Landlord (as described below). We agreed to pay initial annual rent under the Lease equal to $260,000 per year, which rent increases at the rate of 3% per year (with the rate of rent for the 10th year of the Lease being $350,000), payable monthly at the initial rate of $21,666.66 per month. In connection with the lease, we agreed to deposit two months rent ($43,333,333) with the Landlord, which deposit we are required to increase in the future in connection with the 3% annual increases in rent for the Property.

     We plan to use the Property for office space, event and production space and to host certain events in the future.

ITEM 3. LEGAL PROCEEDINGS

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

     Since the filing of our Answer, the Landlord has filed Second and Third Amended Verified Complaints, and we have answered such complaints. The Landlord's Third Amended Verified Complaint alleged damages for our alleged breach of the lease and alleged damages for prospective rent. The total damages asked for by the Landlord in the Third Amended Verified Complaint total approximately $309,710 plus interest. On February 28, 2006, we filed our Answer and Affirmative Defenses to Third Amended Verified Complaint, whereby we denied certain of the Landlord's claims and asserted our Affirmative Defenses.

     In March 2006, we received notice of a lawsuit filed against XA, Inc., our wholly owned subsidiary, The Experiential Agency, Inc., and our Chief Executive Officer and Director, Joseph Wagner, Chief Operating Officer, Jean Wilson, and one of our employees, Marcy Manley, individually, by our former employee, Lara Shipp ("Shipp"). The lawsuit was filed in the Northern District of Illinois. The lawsuit alleges damages in connection with our discharge of Shipp, alleges that we failed to pay her certain commissions which she was due and that she was denied rights under the Family Medical Leave Act. Additionally, the lawsuit alleges breach of contract, declaratory relief regarding her interests in the Company, promissory estoppel, tortious interference with contract and fraudulent inducement. Shipp alleges that her employment contract with us entitled her to commissions of gross revenues on reoccurring business and that she was terminated in violation of Family and Medical Leave Act ("FMLA"). The lawsuit asks for all wages, benefits and other compensation that she lost as a result of her alleged termination in violation of FMLA, front pay and reasonable attorney's fees. Shipp also alleges that we violated the Illinois Wage Payment and Collection Act and alleges that she is due commissions and other amounts greater than $100,000 in unpaid commissions and automobile reimbursement, attorney's fees, pre and post judgment interest and punitive damages Furthermore, Shipp alleges that she is due an ownership interest in XA, Inc., which is larger than her current stake, to be proven at trial. The lawsuit also asks for all such other relief as the court deems just and equitable. We, The Experiential Agency, Inc., and the individual employees deny Ms. Shipp's allegations in total and intend to vigorously contest them in the proper forum. To this end, we have engaged legal counsel with whom we are actively working in order to properly defend this case.

     The Company is not aware of any pending legal proceeding other than the ones described above, to which it is a party which is material to its business operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's annual meeting of shareholders, which was held at the Company's Chicago offices on December 19, 2005 ("Meeting"), the Company's majority shareholders voted to approve the filing of a Certificate of Amendment (the "Amendment") to its Articles of Incorporation and to approve the Company's 2005 Stock Incentive Plan (the "Plan"). The number of shares of common stock of the Company outstanding as of the record date of the Meeting was 3,683,750, the number of shares of Series A Preferred Stock outstanding was three (3). The Company's common stock was able to vote one vote per each outstanding share of common stock and the preferred stock was able to vote 1,278,036 votes for each share of preferred stock due to the face that the Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. As a result of the outstanding common and preferred stock, the total voting shares able to vote at the Meeting was 7,517,857 shares. The number of shares which voted to approve the Amendment and the Plan was 5,878,340 shares, which represented a majority of the issued and outstanding shares of the Company and the unanimous vote of the voting shares represented at the Meeting.

     The Company filed the Amendment to its Articles of Incorporation with the Secretary of State of Nevada, which became effective on December 19, 2005, to increase its authorized shares, reauthorize the par value of its common stock, reauthorize its preferred stock and to reauthorize the par value of its preferred stock. The Amendment increased the authorized shares of the Company to Twenty Million (20,000,000) shares of common stock, re-authorized the par value of $0.001 per share, re-authorized Five Hundred Thousand (500,000) shares of preferred stock, and re-authorized the par value of $0.001 per share of preferred stock.

     Shares of the preferred stock of the Company may be issued from time to time in one or more series, each of which shall have distinctive designation or title as shall be determined by the Board of Directors of the Company ("Board of Directors") prior to the issuance of any shares thereof. Preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issue of such class or series of preferred stock as may be adopted from time to time by the Board of Directors prior to the issuance of any shares thereof. The number of authorized shares of preferred stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all the then outstanding shares of the capital stock of the Company entitled to vote generally in the election of directors, voting together as a single class, without a separate vote of the holders of the preferred stock, or any series thereof, unless a vote of any such holders is required pursuant to any preferred stock designation.

     The Plan was also approved by the Company's majority shareholders at the Meeting. Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of Common

Stock, or a reorganization or reclassification of the Company's common stock, the maximum aggregate number of shares of common stock which may be issued pursuant to awards under the Plan is two million (2,000,000) shares.

     The Plan is intended to secure for the Company the benefits arising from ownership of the Company's common stock by the employees, officers, Directors and consultants of the Company, all of whom are and will be responsible for the Company's future growth. The Plan is designed to help attract and retain for the Company, personnel of superior ability for positions of exceptional responsibility, to reward employees, officers, Directors and consultants for their services to the Company and to motivate such individuals through added incentives to further contribute to the success of the Company.

     The Plan is attached as Appendix B to the Company's Definitive 14c Information Statement filed with the Securities and Exchange Commission on November 28, 2005, and incorporated herein by reference.





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

                                                      BID PRICES*
               QUARTER  ENDED                    HIGH             LOW
               --------------                    ----             ---
               December 31, 2005                 $0.70          $0.30
               September 30, 2005                $0.55          $0.33
               June 30, 2005                     $1.35          $0.38
               March 31, 2005                    $2.50          $1.15

               December 31, 2004(1)              $4.20          $1.55
               September 30, 2004               $16.20          $2.40
               June 30, 2004                    $36.00          $8.00
               March 31, 2004(2)                $27.60          $1.25


* The high and low bid prices listed retroactively take into account the stock splits listed under footnote (1) and (2) below.

(1) The Company affected a 1 for 20 reverse stock split effective December 9, 2004.

(2) The Company affected a 13 to 1 forward stock split effective February 2, 2004.

     There were approximately 40 holders of record of the Common Stock as of March 23, 2006. The Company has never paid a cash dividend on its Common Stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend. The Company's Common Stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act. In general, a security which is not quoted on NASDAQ or has a market price of less than $5.00 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus, the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

SECURITIES ISSUED DURING THE YEAR ENDED DECEMBER 31, 2005

     In June 2004, the Company entered into a Consulting Agreement with Loev Corporate Filings, Inc. ("Filings") for Edgar filing services for one year in exchange for 5,000 S-8 registered shares of Common Stock, which was subsequently revised in January 2005, to include the Company's Edgar filing services until May 2006, for an additional 30,000 S-8 registered shares of the Company's Common Stock. The agreement with Filings was revised in May 2005, with an effective date of April 1, 2005, for additional consideration of 10,000 shares to be paid to Filings. The new agreement provides for Filings to vest a portion of the 40,000 shares on the last day of each month covered by the new agreement. Filings vested 17,060 shares on April 30, 2005 (1,765 shares for each month January to April 2005, and 10,000 shares as consideration for entering into the new agreement), pursuant to the new agreement and will continue to vest one-seventeenth (1/17) of the remaining shares, or 1,765 shares, at the end of each month covered by the new agreement. As of December 31, 2005, Filings had vested an aggregate of 31,240 shares of the Company's Common Stock. Filings was issued the full amount of the 40,000 shares in September 2005, pursuant to a Form S-8 Registration Statement. The President of Filings is the wife of our Attorney, David M. Loev.

     The Company entered into an Agreement with its attorney, David M. Loev, Attorney at Law ("Attorney") in January 2005, whereby Attorney agreed to perform legal services for the Company until December 2005, for the payment of $8,250 per month plus reimbursement for expenses and 65,000 shares of the Company's Common Stock, which the Company agreed to register pursuant to an S-8 Registration Statement. In May 2005, Attorney agreed to modify that agreement for consideration of an additional 10,000 shares, with an effective date of April 1, 2005. The amended agreement calls for Attorney to be paid $8,250 per month and a total of 75,000 S-8 registered shares, for legal services to the Company. The 75,000 shares vested to attorney on the last day of each month covered by the amended agreement. Attorney vested 35,000 shares on April 30, 2005, which amount included the 10,000 shares given to Attorney in consideration for Attorney modifying the Agreement, and Attorney continued to vest one-eighth (1/8) of the remaining shares, or 5,000 per month, on the last day of each month covered by the amended agreement. As of the date of this filing, Attorney had vested all 75,000 shares of the Company's Common Stock, which shares were issued to Attorney in September 2005, pursuant to a Form S-8 registration statement.

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

     On June 1 2005, the Company issued an aggregate of 52,500 restricted shares of its Common Stock to eleven employees of the Company, in consideration for services rendered to the Company. The Company claims an exemption from registration afforded by Rule 506 of Regulation D under the Securities Act of 1933 (the "Act"), for the issuance of these shares.

     In November 2005, the Company issued 10,000 shares of its restricted common stock to an employee, in consideration for services rendered. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the issuance and no underwriting discounts or commissions were paid by the Company.

     On December 19, 2005, the Company entered into a twelve (12) month, renewable consulting agreement with Christopher Spencer, whereby Mr. Spencer is to serve as our Director, described in greater detail under Employment and Consulting Agreements below. Pursuant to Mr. Spencer's consulting agreement, the Company agreed to issue Mr. Spencer an aggregate of 100,000 shares of our restricted Common Stock, which shares were to be issued as follows, 25,000 shares upon his entry into the consulting agreement, which have since been issued to Mr. Spencer, 25,000 shares on March 31, 2006, 25,000 shares on June 30, 2006 and 25,000 shares on September 30, 2006 (assuming his employment has not been terminated prior to those dates pursuant to the termination provisions contained in the consulting agreement). The Company claims an exemption from registration afforded by Section 4(2) of the Act since the issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the issuance and no underwriting discounts or commissions were paid by the Company.

     On December 27, 2005, the Company entered into an Agreement with Attorney, whereby Attorney agree to be responsible for certain corporate/securities matters including the preparation of and/or review of Schedule 13ds, Form 3's, Form 4's, Schedule 13g's, Schedule 14a's, Schedule 14c's, Form 10-QSB's, Form 10-KSB's and Form 8-K's to be filed by the Company with the Securities and Exchange Commission and the review of our press releases (the "Legal Services Agreement"). In connection with the Legal Services Agreement, the Company agreed to pay Attorney $4,250 per month, reimburse him for out of pocket expenses and to issue him 30,000 S-8 shares of our common stock, which shares were issued to Attorney in February 2006. The Legal Services Agreement is in effect until December 31, 2006 and services provided outside of the Legal Services Agreement are to be rendered on an hourly basis.

RECENT ISSUANCES OF SECURITIES

     On February 6, 2006, we issued an aggregate of 3,500 restricted shares of our Common Stock to two of our employees in consideration for services rendered to us. The Company claims an exemption from registration afforded by Section

4(2) of the Act since the issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the issuance and no underwriting discounts or commissions were paid by the Company.


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

OVERVIEW

     On December 4, 2003, the Company acquired 100% of the outstanding shares of Experiential pursuant to the Exchange. As a result of the Exchange, the business of Experiential became the business of the Company, control of the Company shifted to the former Experiential shareholders, and the Company subsequently changed its name to The Experiential Agency, Inc. For the last sixteen (16) years, Experiential has been engaged in the business of organizing, promoting and managing events such as business and trade shows, conventions, conferences and meetings for corporations, associations and other organizations in the U.S. and abroad. The Company later changed its name to XA, Inc.

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

     The Company differentiates itself from its competitors by offering a single source solution to the market for business communication and event management services on a national basis, employing creative, energetic professionals, centralizing its administration and purchasing functions.

COMPARISON OF OPERATING RESULTS

FISCAL YEAR ENDED DECEMBER 31, 2005 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2004

     We had sales of $10,912,614 for the year ended December 31, 2005, compared to sales of $8,544,659 for the year ended December 31, 2004, an increase of $2,367,955 or 27.7% from the prior period. This increase in sales was mainly attributable to our addition of two business development account managers during the fiscal year ended December 31, 2005, which account managers helped us bring in new business and increase our sales.

     We had direct production costs of $6,767,383 for the year ended December 31, 2005, compared to production costs of $6,206,254 for the year ended December 31, 2004, which represented an increase of $561,129 or 9.0% from the prior period. This increase in direct production costs was due to various factors including the increased cost of key vendors associated with our projects, increased travel expenses, and the negotiated use of certain budget factors and vendors by our clients, which caused us to have lower margins on some of our events.

     Gross profit as a percentage of sales ("gross profit margin") increased from 27.4% for the year ended December 31, 2004 to 38% for the year ended December 31, 2005. The increase in gross profit margin was mainly attributable to the greater focus of our management on increasing our margins and decreasing our direct production costs.

     We had gross profit of $4,145,231 for the year ended December 31, 2005, compared to gross profit of $2,338,405 for the year ended December 31, 2004, which represented an increase in gross profit of $1,806,826 or 77.3% from the prior period.

     We had total administrative expenses of $4,001,362 for the year ended December 31, 2005, compared to total administrative expenses of $3,718,794 for the year ended December 31, 2004, which represented an increase in expenses of $282,568 or 7.6% from the prior period. This increase in administrative expenses was due to our two new business development employees, which were added during fiscal 2005, as well as the increased expenses related to our acquisitions of Fiori and Muster's during the year ended 2004 and 2005, respectively, which are described in greater detail above.

     We had total income from operations for the year ended December 31, 2005 of $143,869, compared to total loss from operations of $1,380,389 for the year ended December 31, 2004, which represented an increase in total income from operations of $1,524,258 or 110.4% from the prior period. This increase in total income from operations was mainly due to our increase in gross profit margin coupled with our increased sales for the year ended December 31, 2005, compared to the year ended December 31, 2004.

     We had other income of $15,079 for the year ended December 31, 2005, compared to other income of $41,865 for the year ended December 31, 2004, which represented a decrease in other income of $26,786 or 64% from the prior period. We had other expenses of $283,594 for the year ended December 31, 2005, compared to other expenses of $24,493 for the year ended December 31, 2004, which represented an increase in other expenses of 1,057.9% from the prior period.

     We had total tax provisions of $540,000 for the year ended December 31, 2005, compared to total tax provision of $525,000 for the year ended December 31, 2004, an increase of $15,000 from the prior period. This increase in tax provision was due to the additional net loss.

     We had net loss of $109,646 for the year ended December 31, 2005, compared to net loss of $838,017 for the year ended December 31, 2004, a decrease in net loss of $728,371 or 86.9% from the prior period. The decrease in net loss was mainly due to our increased gross profit margin and increased sales for the year ended December 31, 2005 compared to the year ended December 31, 2004. Additionally, our net loss for the year ended December 31, 2004, was uncharacteristically high due to costs associated with a capital campaign, the addition of key personnel, acquisition costs and platform development integral to our business plan, as well as legal and accounting costs associated with our Convertible Note funding (described below) and the preparation of a Form SB-2 Registration Statement.

LIQUIDITY AND CAPITAL RESOURCES

     We had total current assets of $2,859,264 as of December 31, 2005, which included cash of $595,472, accounts receivable of $1,214,492, work in process at cost of $770,562, prepaid expenses of $36,925, prepaid employment contract of $64,467 and discount on convertible notes payable of $117,346. This is compared to total current assets of $1,774,810 as of December 31, 2004, which represented an increase in total current assets of $1,084,454 or 61.1%. The prepaid employment contract consisted of 225,000 shares of the Company's Common Stock which were issued to the Company's Chief Executive Officer, Joseph Wagner and 70,000 shares of the Company's restricted Common Stock which were issued to the Company's Chief Operating Officer, Jean Wilson, in August 2004, in consideration of their services to the Company. Of Mr. Wagner's 225,000 restricted shares, 75,000 became fully vested as of December 31, 2004, and 75,500 shares became fully vested as of December 31, 2005. The remaining 75,000 shares are subject to a risk of forfeiture and will vest December 31, 2006, if Mr. Wagner's employment is not terminated prior to that date (unless his employment is terminated for good reason by Mr. Wagner, terminated without cause by the Company, or terminated with the mutual consent of both Mr. Wagner and the Company). Of Ms. Wilson's 70,000 restricted shares, 25,000 became fully vested as of December 31, 2004, and 22,500 shares became fully vested as of December 31, 2005. The remaining 22,500 shares become fully vested on December 31, 2006, if Ms. Wilson's employment is not terminated prior to that date (unless her employment is terminated for good reason by Ms. Wilson or terminated without cause by the Company).

     The main factors leading to the increase in current assets for the year ended December 31, 2005, compared to the prior period were a $755,463 or 164.6% increase in accounts receivable, which was due to increased business development and a $583,958 or 312.9% increase in work in progress at cost, which was also attributable to increased client work.

     We had total fixed assets of $135,772 as of December 31, 2005, which represented $194,491 of equipment, $53,059 of furniture and fixtures and $40,735 of leasehold improvements, less $152,513 of accumulated depreciation.

     We had total other assets of $1,578,021 as of December 31, 2005, which included deferred taxes of $540,000, prepaid employment bonus of $100,000, deposits of $72,712 and goodwill of $865,309. The prepaid employment bonus consisted of prepaid employment bonuses with the Company's senior management.

     We  had  total  assets  as  of  December  31,  2005  of  $4,573,057.

     We had total liabilities consisting solely of current liabilities of $3,766,662 as of December 31, 2005, which included $445,986 of accounts payable, $4,471 of withheld and accrued taxes, $61,476 of accrued interest, $1,222,229 of unearned revenues, which were attributable to us better matching our revenues and costs as described by GAAP, which caused a corresponding increase in unearned revenues for the year ended December 31, 2005, and $2,032,500 of current portion of long term debt. This was compared to current liabilities of $837,816 as of December 31, 2004, which represented an increase in current liabilities of $2,928,846 from the prior period, and was mainly due to the $2,032,500 of note payable moving from long-term debt to a current liability, as well as a $199,860 or 81.2% increase in accounts payable and a $652,543 or 114.5% increase in unearned revenues as of December 31, 2005, compared to the prior period.

     We  had  negative  net working capital of $907,398 as of December 31, 2005.

     We had net cash used in operating activities of $311,126 for the year ended December 31, 2005, which was mainly attributable to an increase in accounts receivable of $755,463, which was due to increased client work, an increase in work in progress of $583,956 and net loss of $109,646, as well as other non-significant line items, which were offset by an increase in accounts payable of $199,860 and an increase in unearned revenue of $652,543, as well as an increase in other non-significant line items, for the year ended December 31, 2005, compared to the year ended December 31, 2004.

     We had $80,825 of net cash used by investing activities for the quarter ended December 31, 2005, which consisted of $15,826 of purchase of fixed assets in connection with IT equipment, and $64,999 of increase in deposits in connection with XA Scenes and a lease for the space in New York.

     We believe that trends in the event marketing industry include larger budgets and bigger events. According to an event marketing study conducted by PROMO Magazine ("PROMO") in 2004, and published in its April 1, 2005 edition, marketers spent $166 billion in event marketing in 2004, a 9% increase from the previously. The same article in Promo, entitled "Buzz Gets Louder" states that on average companies spent 25% of their budgets for event marketing, which is up from only 10.7% of their budgets from the prior year.

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

     As of the date of this Report, the Note Holders have purchased, and the Company has issued, all of the Convertible Notes having an aggregate principal amount of $2,500,000. Of the $2,500,000 that the Company owed, the Note Holders have previously converted $467,500 of principal and $4,562.33 of accrued interest into 94,154 post split shares of Common Stock, leaving $2,032,500 still owed to the Note Holders as of the date of this filing, not including any accrued and unpaid interest.

     The Company has a line of credit agreement which it entered into on August 12, 2004, with a bank for $750,000. The note was due August 12, 2005, and the interest varies at 0.25% over the bank's prime rate. The Company's assets secure the note. The balance outstanding under this line of credit at December 31, 2005 was $0. Prior to the expiration of the line of credit, the line of credit was renewed for another year under the same terms and conditions, however, the line of credit was increased to $1,000,000.

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

     Due  to  the  substantial  amount  of  money which we still owe to the Note
Holders, of which half is due in June 2006 and half in September 2006, we may seek to enter into acquisitions or mergers in the future, which could result in a restructuring, change of control and/or a change in our business focus. In addition, the result of such a transaction could be significant dilution to the then current shareholders.

                                  RISK FACTORS
                                ----------------

                         RISKS RELATING TO THE COMPANY

WE HAVE A PRESENT NEED FOR CAPITAL IN ADDITION TO $2.5 MILLION ALREADY RAISED.

     It is imperative that we raise $1 to $5 million of financing to pursue additional acquisitions if the opportunity arises, which is in addition to $2.5 million already raised, and $2,032,500 which we still owe to the Note Holders. During 2004, we received an aggregate of $2.5 million of Convertible Note financing from five (5) unrelated parties. In connection with the Convertible Note financing, we issued Class A Warrants to purchase 250,000 shares of our Common Stock at an exercise price of $9.60 per share and Class B Warrants to purchase 500,000 shares of our Common Stock at an exercise price of $5.00 per share, which have since expired. At this time, no additional financing has been secured. Our growth and continued operations could be impaired by limitations on our access to the capital markets. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to continue our business operations and pursue our expansion strategy. We need to raise additional capital to repay the Note Holders and as a result, we may seek to enter into acquisitions or mergers in the future, which could result in a restructuring, change of control and/or a change in our business focus, as well as potential dilution to then current shareholders. In the event we do not raise additional capital from conventional sources, there is every likelihood that we may need to scale back or curtail implementing our business plan.

WE HEAVILY DEPEND ON JOSEPH WAGNER AND JEAN WILSON.

     The success of the Company depends heavily upon the personal efforts and abilities of Joseph Wagner and Jean Wilson. Joseph Wagner entered into a consulting agreement with the Company and Mr. Wagner serves as the Company's, Chief Executive Officer, President and Secretary. Mr. Wagner is also a director of the Company. Mr. Wagner may engage in business activities or interests outside of the Company which are not adverse or competitive to the Company. Jean Wilson, serves as the Company's Chief Operating Officer, Treasurer and as a director of the Company pursuant to an employment agreement with the Company. Mr. Wagner and Ms. Wilson may voluntarily terminate their employment at any time. The loss of Mr. Wagner, Ms. Wilson or other key employees could have a material adverse effect on our business, results of operations or financial condition. In addition, the absence of Mr. Wagner or Ms. Wilson may force us to seek a replacement who may have less experience or who may not understand our business as well, or we may not be able to find a suitable replacement.

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

WE CURRENTLY HAVE A PENDING LAWSUIT WITH ONE OF OUR FORMER LANDLORDS, WHICH LANDLORD ALLEGED APPROXIMATELY $309,710 IN DAMAGES AS WELL AS A LAWSUIT WITH A FORMER EMPLOYEE WHO ALLEGES APPROXIMATELY $133,329 IN DAMAGES.

     Our former landlord, Eire West, L.L.C. (the "Landlord"), filed a lawsuit against us (described in greater detail under "Legal Proceedings," above) claiming approximately $309,710 in damages and alleging that the Landlord is owed money for unpaid rental fees, which it alleged we stopped paying rent under on July 1, 2004, which lease was to run until March 31, 2008. We filed answers to the Landlord's allegations, denying certain allegations and asserting affirmative defenses to others. Our former employee, Lara Shipp filed a lawsuit against us (described in greater detail under "Legal Proceedings," above) claiming approximately $133,329 in damages, plus punitive damages, which amount may increase after the discovery phase of the trial, if any. If we are forced to pay the approximately $309,710 in alleged damages and/or additional amounts in attorney's fees and interest owed to our form landlord, and/or if we are forced to pay the $133,329 or more which our former employee alleges she is due, our cash on hand would be severely impacted and our business could be adversely affected.

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

JOSEPH WAGNER AND JEAN WILSON CAN VOTE AN AGGREGATE OF 54.5% OF OUR COMMON STOCK AND CAN EXERCISE CONTROL OVER CORPORATE DECISIONS.

     Joseph Wagner and Jean Wilson can vote an aggregate of 4,173,283 shares (or 54.5%) of our outstanding Common Stock which includes 2,603,602 votes due to their aggregate ownership of two shares of Series A Preferred Stock. Frank Goldstin, our former Director and former Chief Executive Officer entered into voting agreements with Joseph Wagner and Jean Wilson with respect to a total of 1,088,480 shares of Common Stock owned by Mr. Goldstin. The general affect of the voting agreements is that Mr. Wagner and Ms. Wilson can vote 544,240 and 544,240 shares, respectively, out of 1,523,032 shares of Common Stock owned by Mr. Goldstin in addition to Common Stock that Mr. Wagner and Ms. Wilson otherwise respectively own. Additionally, on December 28, 2004, the Company's Board of Directors approved the issuance of Three (3) shares of Series A Preferred Stock, One (1) each to Frank Goldstin, Jean Wilson, and Joseph Wagner for services rendered. The three shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. Accordingly, Joseph Wagner and Jean Wilson will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Wagner and Ms. Wilson may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

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

IF WE ARE LATE IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC, WE MAY BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.

     Pursuant to new Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-QSB's or 10-KSB's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. If we are late in our filings three times in any twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

IF THERE IS A MARKET FOR OUR COMMON STOCK, OUR STOCK PRICE MAY BE VOLATILE.

     If there is a market for our common stock, we anticipate that such market will be subject to wide fluctuations in response to several factors, including, but not limited to:

     (1)  actual  or  anticipated  variations  in  our  results  of  operations;
     (2)  our  ability  or  inability  to  generate  new  revenues;
     (3)  the  number  of  shares  in  our  public  float;
     (4)  increased  competition;  and
     (5)  conditions  and  trends  in  the  market  for event planning services.

     Furthermore, because our Common Stock is traded on the NASD over the counter bulletin board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, at present, we have a very limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock. Further, due to the limited volume of our shares which trade and our limited public float, we believe that our stock prices (bid, asked and closing prices) are entirely arbitrary, are not related to the actual value of the Company, and do not reflect the actual value of our common stock (and in fact reflect a value that is much higher than the actual value of our Common Stock). Shareholders and potential investors in our Common Stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our Common Stock value, but should instead determine value of our Common Stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

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

Pollard-Kelley Auditing Services, Inc.
Auditing Services                               3250 West Market St, Suite 307,
                                                Fairlawn, OH 44333 330-836-2558








             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


Board  of  Directors
XA,  Inc.  and  Subsidiary

We have audited the accompanying balance sheets of XA, Inc. and Subsidiary as of December 31, 2005 and 2004, and the related statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2005 and 2004, and the results of its operations and it cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley  Auditing  Services,  Inc.

/S/  Pollard-Kelley  Auditing  Services,  Inc.

Fairlawn,  Ohio
January  31,  2006


XA, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

                                              2005         2004
                                          ------------  ------------
                           ASSETS
Current Assets
   Cash                                   $    595,472  $  1,037,117
   Accounts receivable                       1,214,492       459,029
   Work in process at cost                     770,562       186,606
   Prepaid expenses                             36,925         2,734
rent Liabilities
   Prepaid employment contract                  64,467        89,324
   Discount on Convertible Notes Payable       177,346             -
   Officer's loans receivable                        -             -
                                          -------------  -----------
      Total Current Assets                   2,859,264     1,774,810
Fixed Assets
   Equipment                                   194,491       166,463
   Furniture and fixtures                       53,059        42,175
   Leasehold improvements                       40,735        40,735
                                          ------------  ------------
                                               288,285       249,373
   Less accumulated depreciation              (152,513)     (124,933)
                                          ------------  ------------
                                               135,772       124,440
Other Assets
   Discount on Convertible Notes Payable             -       310,574
   Deferred taxes                              540,000       525,000
   Prepaid employment bonus                    100,000       162,291
   Deposits                                     72,712        38,180
   Goodwill                                    865,309       808,234
                                          ------------  ------------
                                             1,578,021     1,844,279
                                          ------------  ------------
                                          $  4,573,057  $  3,743,529
                                          ============  ============
    LIABILITIES AND STOCKHOLDERS' EQUITY
CurAccounts payable                       $    445,986   $   246,126
   Accrued payroll                                   -        17,798
   Withheld and accrued taxes                    4,471         4,206
   Accrued interest                             61,476             -
   Unearned revenues                         1,222,229       569,686
   Line of credit                                    -             -
   Current portion of long term debt         2,032,500             -
                                          ------------  ------------
      Total Current Liabilities              3,766,662       837,816
Long-term Debt
   Note payable                                      -     2,032,500
Stockholders' Equity
   Series A preferred stock                          -             -
   Common stock                                  3,719         3,516
   Additional paid in capital                2,213,157     2,170,532
   Retained income                          (1,410,481)   (1,300,835)
   Treasury stock                                    -             -
                                          ------------  ------------
                                               806,395       873,213
                                          ------------  ------------
                                          $ 4,573,057   $  3,743,529
                                          ============  ============

See accompanying notes to financial statements.



XA, Inc. and Subsidiary
CONSOLIDATED INCOME STATEMENT
For the Quarters and Years Ended December 31, 2005 and 2004

                                    4th Quarter   Year ended   4th Quarter    Year ended
                                       2005           2005         2004          2004
                                   -------------  -----------  ------------  ------------
Revenues
     Sales                         $   3,642,321  $10,912,614  $  1,046,551  $  8,544,659

Cost of goods sold
     Direct production costs           2,424,287    6,767,383     2,197,869     6,206,254
                                   -------------  -----------  ------------  ------------

Gross profit                           1,218,034    4,145,231    (1,151,318)    2,338,405

Administrative expense
     Administrative                    1,244,480    4,001,362       941,000     3,718,794
                                   -------------  -----------  ------------  ------------

Income from operations                   (26,446)     143,869    (2,092,318)   (1,380,389)

Other income and expenses
     Other income                          5,735       15,079        (2,001)       41,865
     Other expenses                      (37,507)    (283,594)      831,110       (24,493)
                                   -------------  -----------  ------------  ------------
                                         (31,772)    (268,515)      829,109        17,372
                                   -------------  -----------  ------------  ------------
Income before taxes                      (58,218)    (124,646)   (1,263,209)   (1,363,017)

Tax provisions
    Tax provisions                       (15,000)     (15,000)            -      (525,000)
                                   -------------  -----------  ------------  ------------

Net Income (Loss)                  $     (43,218) $  (109,646) $ (1,263,209) $   (838,017)
                                   =============  ===========  ============  ============

Earnings per Share
    Average shares outstanding         3,689,806    3,582,866
    Basic                          $       (0.01) $     (0.03)


XA, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from January 1, 2004 through December 31, 2005

                                                                                     Additional                Stock
                                 Series A Preferred Stock   Common Stock --------    Paid-in     Retained   Subscription
                                     Shares       Amount      Shares      Amount     Capital     Deficit      Receivable     Total
                                 ------------  ----------   ---------- ----------  -----------  ----------   -----------  --------
Balance January 1, 2004                     -  $        -   52,600,003 $   52,600  $   448,400  $  (90,318)  $  (250,000) $160,682
 Correction of shares outstanding           -           -           13          -            -           -                       -
 Cancellation of Stock Subscription
  agreement                                 -           -   (1,000,000)    (1,000)    (499,000)          -       250,000   (250,000)
 1:20 reverse stock split
  December  2004                            -           -  (49,020,008)   (49,020)      49,020           -             -          -
 Renegotiated Subscription
  agreement                                 -           -       32,188         32      514,968           -             -    515,000
 Shares issue for services                  -           -      633,862        634      141,731           -             -    142,365
 Sale of stock                              -           -        8,750          9      349,991           -             -    350,000
 Additional paid in capital
  from Warrant sales                        -           -            -          -      121,000           -             -    121,000
 Treasury stock acquired and
  shares cancelled                          -           -      (22,969)       (23)          23    (372,500)            -   (372,500)
 Shares issued for acquisition
  August 2004                               -           -       40,000         40      335,960           -             -    336,000
 Shares issued upon conversion of
 Notes payable                              -           -       94,411         94      467,406           -             -    467,500
 Write-off of Discount on Notes
 Payable converted                          -           -            -          -      (96,317)          -             -    (96,317)
 Shares for acquisition
  December  2004                            -           -      150,000        150      337,350           -             -    337,500
 Issue of Series A Preferred                3           -            -          -            -           -             -          -
 Net loss                                   -           -            -          -            -    (838,017)            -   (838,017)
Balance December 31, 2004                   3           -    3,516,250      3,516    2,170,532  (1,300,835)            -    873,213
 Shares issued for services                 -           -      202,500        203       42,625                               42,828
 Net Loss                                   -           -            -          -            -    (109,646)            -   (109,646)
Balance December 31, 2005                   3  $        -    3,718,750 $    3,719  $ 2,213,157  $(1,410,481) $         - $  806,395


See accompanying notes to financial statements.


XA, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Quarters and Years Ended December 31, 2005 and 2004

                                                           4th Quarter   Year ended   4th Quarter   Year ended
                                                              2005         2005          2004          2004
                                                          ------------  -----------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss)                                       $    (48,768) $  (109,646) $ (1,263,209) $   (838,017)
  Adjustments to reconcile net earnings to net
    cash provided (used) by operating activities:
      Provision for deferred taxes                                          (15,000)     (525,000)      (525,00)
      Depreciation                                               6,278       27,580         2,914         6,403
      Amortization of Discounts on Notes Payable                33,307      133,228        52,199       117,914
      Stock for services                                             -       42,828                      40,750
    Changes in Current assets and liabilities:
      (Increase) Decrease in Accounts receivable              (289,310)    (755,463)      432,863      (259,360)
      (Increase) Decrease in Work in process                   560,977     (583,956)       99,846      (140,676)
      (Increase) Decrease in Prepaid expenses                  (34,676)     (34,191)       39,636        (2,734)
      (Increase) Decrease in Officers loans                          -            -             -       (53,371)
      (Increase) in Prepaid employment contracts                39,564       87,148      (179,493)     (150,000)
      (Decrease) Increase in Accounts payable                  105,973      199,860       180,441       150,409
      (Decrease) Increase in Accrued payroll                    (1,600)     (17,798)      (42,632)      (50,448)
      (Decrease) Increase in Accrued interest                   61,476       61,476       (17,071)            -
      (Decrease) in Withheld and accrued taxes                     205          265      (273,519)      (64,936)
      Increase (Decrease) in Unearned revenue               (1,037,401)     652,543       569,686       564,025
                                                          ------------  -----------  ------------  ------------
      NET CASH PROVIDED (USED) BY
            OPERATING ACTIVITIES                              (603,975)    (311,126)     (923,339)   (1,205,041)

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of Fixed assets                                (15,826)     (38,912)      (63,427)      (96,812)
       (Increase) in Goodwill                                        -      (57,075)     (459,114)     (148,761)
       (Increase) Decrease in Deposits                         (64,999)     (34,532)         (715)      (38,180)
                                                          ------------  -----------  ------------  ------------
       NET CASH (USED) BY INVESTING
            ACTIVITIES                                         (80,825)    (130,519)     (523,256)     (283,753)

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                                            -       824,528       615,000
  Sale of Warrants                                                                              -       121,000
  (Increase) Decrease in Discounts on Convertible Notes                                         -      (524,805)
  Increase in Line of credit                                         -            -             -             -
  Payments on Line of credit                                                                    -      (205,400)
  Decrease in Long - term debt                                       -            -    (2,232,500)    2,500,000
  Increase in Short - term debt                                      -            -     2,032,500      (294,536)
                                                          ------------  -----------  ------------  ------------
      NET CASH USED BY
            FINANCING ACTIVITIES                                     -            -       624,528     2,211,259
                                                          ------------  -----------  ------------  ------------

NET INCREASE (DECREASE) IN CASH                               (684,800)    (441,645)     (822,067)      722,465
CASH ACQUIRED IN ACQUISITION                                         -            -      (307,340)        8,152
CASH AT BEGINNING OF PERIOD                                  1,280,272    1,037,117     2,166,524       306,500
                                                          ------------  -----------  ------------  ------------
CASH AT END OF PERIOD                                     $    595,472  $   595,472  $  1,037,117  $  1,037,117
                                                          ============  ===========  ============  ============



See accompanying notes to financial statements.

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2005

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

                          Assets Acquired
          Cash                                    $  8,152
          Accounts  receivable                      18,050
          Inventories                               45,930
          Furniture                                  1,500
          Goodwill                                 349,120
                                                  --------
                    Total                         $422,752
                                                  ========

                           Liabilities Assumed
          Accounts  payable                       $ 67,132
          Accrued  payroll                          11,205
          Withheld  and  accrued  taxes              3,015
          Line  of  credit                           5,400
                                                  --------
                    Total                         $ 86,752
                                                  ========

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

     On August 13, 2004, the Company issued 5,900,000 pre-reverse split shares of common stock as employment bonuses to two key officers. The employment agreements is for 36 months and the stock has forfeit rights if the employment should terminate before the end of the period. The shares were valued by the Company's Board of Directors at $118,000. This amount is being amortized on a straight line basis over the 36 month life of the employment agreements.
Amortization expense in 2005 and 2004 for these employment agreements was $37,148 and $16,385 respectively.

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

                        Assets Acquired
          Equipment                             $  6,961
          Leasehold  Improvements                 20,186
          Goodwill  and  other  intangibles      310,353
                                                --------
                    Total                       $337,500
                                                ========

                        Liabilities Assumed
          None                                  $   -0-

On May 26, 2005, the Company issued 52,500 shares of common stock for services. The shares were valued at $18,428.

On September 15, 2005, the Company issued 115,000 shares of common stock for services. The shares were valued at $14,950.

On November 9, 2005, the Company issued 10,000 shares of common stock for services. The shares were valued at $2,700.

On December 31, 2005, the Company issued 25,000 shares of common stock for services. The shares were valued at $6,750.

The consolidated financial statements include the accounts of XA, Inc and Fiori XA, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company is a comprehensive event marketing, design and production firm with full service offices in Chicago, New York and Los Angeles.

CASH  AND  CASH  EQUIVALENTS
----------------------------

For purposes of the statement of cash flows, the Company considers all short-term debt securities three months or less to be cash equivalents.

Cash  paid  during  the  years  for:

                                                2005                2004
                                                ----                ----
     Interest                                   $-0-               $19,391
     Income  taxes                              $-0-               $   -0-

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

Depreciation expense for the years ended December 31, 2005 and 2004 was $27,580 and $6,403 respectively.

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

The estimated tax provision at December 31, 2005 and 2004 consists of the following:

     Estimated  Recoverable         2005                 2004
                                    ----                 ----

     Federal                      $ 10,000             $420,000
     State                           5,000              105,000
                                  --------             --------
                                  $ 15,000             $525,000
                                  ========             ========

The Company has net loss carryforwards of approximately $1,419,000 that expire in 2020 for federal taxes and 2017 for state taxes.

USE  OF  ESTIMATES
------------------

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

CONCENTRATION  OF  CREDIT  RISKS
--------------------------------

During 2005 and 2004 and at December 31, 2005 and 2004, the Company had deposits in banks in excess of the FDIC insurance limit.

NOTE  2  -  DISCOUNT  ON  CONVERTIBLE  NOTES  PAYABLE
-----------------------------------------------------

Discount on Convertible Notes Payable represents costs the Company incurred in connection with the convertible promissory notes. These costs will be amortized over the life of the notes (24 months) on a straight-line basis. The amortization expense for these costs were $133,228 and $117,914 for the years 2005 and 2004 respectively.

NOTE  3  -  NOTES  PAYABLE
--------------------------

On August 12, 2004, the Company entered into a Line of Credit agreement with a bank for $750,000. The note is due September 30, 2006. Interest varies at 0.25% over the Bank's prime rate. The Company's assets secure the note. The draws are based on a borrowing base formula at 75% of eligible accounts receivable less 90 days past due accounts. The agreement required the payment of a $5,000 commitment fee. The balance outstanding under this agreement at December 31, 2005 and 2004 was $0.

On June 29, 2004, the Company entered into a Convertible Promissory Note agreement with 5 unrelated entities. The terms of the 5 notes are identical. The interest rate is 6%. The notes are convertible into the Company's common stock at a conversion rate of $2.00 per share. Conversion is at the Company's option. However, if the Company requests conversion it must convert with registered stock. The holder also received Class A and Class B Warrants (Note
4) and purchased an additional $1,250,000 of convertible promissory notes on September 13, 2004.

On September 13, 2004, note holders with $267,500 due converted these notes into 1,076,693 pre-reverse split shares of the Company's common stock in accordance with the note agreement. On November 1, 2004, note holders with $200,000 due converted these notes into 811,533 pre-reverse split shares of the Company's common stock in accordance with the note agreement. The balance due at
December  31,  2005  and  2004  was  $2,032,500  and  $2,032.500  respectively.

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2005

NOTE 3 - NOTES PAYABLE - CONTINUED
----------------------------------

Total  Long-Term  debt  at  December  31,  is  as  follows:

                                      2005                   2004
                                      ----                   ----
     Long-term  debt               $2,032,500            $2,032,500
     Less  Current  portion       ($2,032,500)                  -0-
                                  -------------          ----------
     Long-term  debt              $         -0-          $2,032,500
                                  =============          ==========



Maturities  on  long-term  debt  at  December  31,  2005  are  as  follows:

     Year  ending  December  31,  2006             $2,032,500


NOTE  4  -  EQUITY
------------------

PREFERRED  STOCK
----------------

On December 27, 2004, the Board of Directors, with shareholder approval, issued 3 shares, of the authorized 10,000,000 shares of "blank check" preferred, as Series A Preferred Shares. The Series A Preferred Shares have a par value of $.001 per share, have no rights to dividends, no liquidation preference, no conversion rights and no redemption rights. The holders thereof, voting as a class, shall have the right to vote on all shareholder matters equal to fifty-one percent of the total vote. There were 3 shares outstanding at December 31, 2005.

COMMON  STOCK
-------------

On December 3, 2004 the shareholders of the Company increased the total authorized shares of common stock to 200,000,000 with a par value of $.001 per share; however, following a 1:20 reverse stock split affected on the same date, the Company had 10,000,000 shares of common stock authorized and 500,000 shares of preferred stock authorized.

On December 19, 2005, the Company affected an amendment to its Articles of Incorporation which increased the authorized shares of the Company to 20,000,000 shares of common stock, re-authorized the par value of $0.001 per share, re-authorized 500,000 shares of preferred stock, and re-authorized the par value of $0.001 per share of preferred stock. The Company had 3,718,750 and 3,516,250 shares outstanding at December 31, 2005 and 2004 respectively.

------------------------------

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

-------------------------------------

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

On December 23, 2005, the Company entered into a ten-year lease for office, event and production space in New York City. The lease payments are $21,667 per month and increase 3% per year each year after the first year.

Future  minimum  payments  due  under  these  lease  agreements  are as follows:

                 2006                 $540,151
                 2007                 $533,175
                 2008                 $491,130
                 2009                 $483,253
                 2010                 $491,776

NOTE  7  -  EMPLOYMENT  AGREEMENTS
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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

ITEM 8A. CONTROLS AND PROCEDURES

          (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

     On December 19, 2005, Frank Goldstin failed to be re-elected as a Director of the Company at the Company's annual meeting of shareholders. Also at the annual meeting of shareholders, Christopher Spencer was elected by our majority shareholders to serve as a Director of the Company.

     Additionally, in December 2005, we entered into a Severance Agreement with Frank Goldstin, which is explained in greater detail under "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," below.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS  AND  OFFICERS

The  Directors  and  Officers  of  the  Company  are  as  follows:

Name                 Age   Position                                Since
----                 ---   --------                                -----
Joseph  Wagner       40    President,  Chief Executive Officer,     August  2004
                           Secretary  and  Director

Jean  Wilson         45    Chief Operating Officer,                 August  2004
                           Chief Accounting Officer,
                           Treasurer  and  Director

Christopher Spencer 37     Director                                December 2005

JOSEPH  WAGNER

     Joseph Wagner was appointed Chief Executive Officer of the Company on February 17, 2005. Mr. Wagner has served as a consultant to the Company performing the functions of President and Secretary and as a Director of the Company since August 2004. Mr. Wagner has worked for the Company since February 2003. Mr. Wagner may engage in business activities or interests outside of the Company which are not adverse or competitive to the Company. Mr. Wagner concurrently serves as President of LSC Capital Advisers ("LSC Capital"). Mr. Wagner has worked for LSC Capital since October 1997. From March of 2000 to October 2004, Mr. Wagner served as Managing Director of LSC Associates, LLC. Mr. Wagner has advised public and private companies in the areas of strategic planning, international project development, international finance, project management, logistics, and business development. Mr. Wagner has served as an officer and/or director of emerging growth companies and has been responsible for operational oversight in the areas of mergers and acquisitions, corporate governance, business development, strategic financial planning and SEC audits. Mr. Wagner earned a Bachelor of Arts in Law & Society from Purdue University, highest distinction, Phi Beta Kappa; and he earned a Master of Arts from Northern Illinois University.

     Mr. Wagner resigned as the Company's Chief Operating Officer and was appointed as the Company's Chief Executive Officer on February 17, 2005.

JEAN WILSON

     Jean Wilson was appointed Chief Operating Officer of the Company on February 17, 2005. Ms. Wilson has served as the Company's Treasurer, Chief Accounting Officer and as a Director of the Company since August 2004. Ms. Wilson has worked for XA since July 2002. From January 1999 to July 2002, Ms. Wilson held a management position with ESM Association. From September 1982 to January 1999, Ms. Wilson worked in operations for The Meetinghouse Companies. Ms. Wilson brings more than twenty years of full time experience in event and meeting planning to the Company. During her career, Ms. Wilson has been responsible for every facet of producing, selling and coordinating corporate special events, trade shows, conventions and seasonal decorating programs for a host of clients. Ms. Wilson earned a Bachelors degree with honors in Recreation/Leisure Studies from Eastern Illinois University.

     Ms. Wilson resigned as the Company's Vice President of Operations and was appointed as the Company's Chief Operating Officer on February 17, 2005.

CHRISTOPHER SPENCER

     Christopher Spencer has served as a Director of the Company since December 2005. Mr. Spencer entered into a one year renewable Consulting Agreement with us on December 19, 2005, to serve as our Director, which Consulting Agreement is described in greater detail below under "Employment and Consulting Agreement." Since approximately February 1996, Mr. Spencer has served as the Chief Executive Officer, President, Treasurer and as a Director of Wizzard Software Corp. a company which is publicly traded on the OTC Bulletin Board under the symbol

[WIZD] and which specializes in speech recognition software and text-to-speech technology. From approximately May 1994 to approximately February 1996, Mr. Spencer served as the Chief Executive Officer of Chinawire, Inc. which provided money transfer services between high population Chinese areas in the United States and mainland China. From approximately July 1992 to approximately April 1994, he served as Chief Executive Officer of Lotto USA, which provided lottery ticket brokerage services that allowed persons in one state to purchase a different state's lottery tickets through Lotto USA. Mr. Spencer has his IBM certification in speech recognition.

     All Directors of the Company will hold office until the next annual meeting of the shareholders, and until their successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office at the pleasure of the Board.

                      EMPLOYMENT AND CONSULTING AGREEMENTS

JOSEPH WAGNER

     Joseph Wagner, a director of the Company and the Company's Chief Executive Officer, President and Secretary pursuant to a consulting agreement effective August 1, 2004, for a period of thirty-six (36) months. Pursuant to the consulting agreement, Mr. Wagner will devote such time as the Company may reasonably deem to be necessary and beneficial to the efficient and effective operation of the Company's business. Mr. Wagner may engage in business activities or interests outside of the Company which are not adverse or competitive to the Company. Mr. Wagner will receive $200,000 per year as compensation as well as thirty (30) days of PTO. In August 2004, Mr. Wagner received as additional consideration 225,000 restricted shares of Common Stock. All 225,000 restricted shares were originally subject to a risk of forfeiture; however, on December 31, 2004, 75,000 of the restricted shares became fully vested and on December 31, 2005, an additional 75,000 shares of common stock became fully vested. In the event that Mr. Wagner's consulting agreement terminates other than pursuant to his disability, death or by us for cause, before December 31, 2006, he must return to the Company 75,000 restricted shares of Common Stock. Mr. Wagner also received "piggy-back" registration rights and the right to certain equitable adjustments with respect to all 225,000 restricted shares of Common Stock. The Company is obligated to maintain a director and officer insurance policy of at least $1,000,000 during the term of Mr. Wagner's consulting agreement. The Company may terminate the consulting agreement; however, in the event of termination for good reason by Mr. Wagner or without cause, the Company is obligated to pay Mr. Wagner a severance payment of $150,000 in addition to all payments of salary earned by Mr. Wagner through such date of termination in one lump sum payment. In the event of termination for good reason by Mr. Wagner, without cause, or by mutual agreement of Mr. Wagner and the Company, the remaining 150,000 restricted shares that have not fully vested will cease to be subject to the risk of forfeiture.

     On February 17, 2005, Mr. Wagner resigned as the Company's Chief Operating Officer and was appointed as the Company's Chief Executive Officer by the Company's Board of Directors.

JEAN WILSON

     Jean Wilson serves as the Company's Chief Operating Officer, Treasurer, and as a director of the Company pursuant to an employment agreement, which became effective August 1, 2004, and which is effective for a period of thirty-six (36) months. Ms. Wilson will receive $105,000 as compensation during 2004 and $125,000 beginning January 1, 2005, which compensation was increased further to $150,000 per year on July 1, 2005. Ms. Wilson will receive thirty (30) days of PTO. In August 2004, Ms. Wilson received as additional consideration 70,000 restricted shares of Common Stock. All 70,000 restricted shares were originally subject to a risk of forfeiture; however, on December 31, 2004, 25,000 of the restricted shares became fully vested and on December 31, 2005, an additional 22,500 shares became fully vested. In the event that Ms. Wilson's employment terminates before December 31, 2006, due to her disability, death or with cause by the Company, she must return to the Company 22,500 restricted shares of Common Stock. Ms. Wilson also received "piggy-back" registration rights and the right to certain equitable adjustments with respect to all 70,000 restricted shares of Common Stock. The Company is obligated to maintain a director and officer policy of at least $1,000,000 during the term of Ms. Wilson's employment agreement. The Company may terminate the employment agreement; however, in the event of termination for good reason by Ms. Wilson or without cause, the Company is obligated to pay Ms. Wilson a severance payment of $150,000 in addition to all payments of salary earned by Ms. Wilson through such date of termination in one lump sum payment. In the event of termination for good reason by Ms. Wilson or without cause, the remaining 45,000 restricted shares that have not fully vested will cease to be subject to the risk of forfeiture.

     On February 17, 2005, Ms. Wilson resigned as Vice President of Operations and was appointed Chief Operating Officer of the Company by the Company's Board of Directors.

CHRISTOPHER SPENCER

     Christopher Spencer entered into a one year, renewable consulting agreement with us to serve as our Director on December 19, 2005. The consulting agreement is for a period of twelve (12) months and is renewable for successive one-year terms upon the mutual acceptance of both parties. Pursuant to the consulting agreement, Mr. Spencer is to be paid $2,000 per month and to receive an aggregate of 100,000 restricted shares of our Common Stock while employed under the consulting agreement, of which 25,000 shares have been issued as of the date of this filing, with the remaining 75,000 shares to be issued to Mr. Spencer as follows, 25,000 shares on March 31, 2006, 25,000 shares on June 30, 2006 and 25,000 shares on September 30, 2006. The Company is obligated to maintain a director and officer policy of at least $1,000,000 during the term of Mr. Spencer's consulting agreement. The consulting agreement is terminated by Mr.
Spencer's disability or his death. Mr. Spencer can terminate the consulting agreement for good reason and the Company can terminate the consulting agreement with cause (as described in the consulting agreement attached hereto as Exhibit 10.15). Additionally, Mr. Spencer's consulting agreement is termination if the Company's voting shareholders vote to remove him as a Director or if he fails to be re-elected upon the termination of his current term as Director. Also the consulting agreement may be terminated by the mutual agreement of the parties. Upon Mr. Spencer's termination for any reason, he is entitled to receive only the compensation earned by him (including shares of stock) up to the date of the termination.

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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file during fiscal 2004. Based on stockholder filings with the SEC, Frank Goldstin, Joseph Wagner, Jean Wilson, Christopher Spencer and Alpha Capital Aktiengesellschaft are subject to Section 16(a) filing requirements.

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

AUDIT COMMITTEE

As of the date of this filing, the Company has no Audit Committee in place nor any immediate plans to form one. However, if or when the Company is required to maintain an Audit Committee pursuant to the Sarbanes-Oxley act of 2002, the Company plans to comply with such requirement.

ITEM  10.  EXECUTIVE  COMPENSATION


                                               SUMMARY COMPENSATION TABLE
                                                  ANNUAL COMPENSATION*

                                                                Other                      All Other
                                                                Annual                       Annual
Name & Principal Payouts                              Bonus     Comp-      Restricted       Compen-
    Position               Year       Salary ($)       ($)     sation     Stock Awards       sation
------------------------------------------------------------------------------------------------------

Frank  Goldstin(1)         2005      $  189,246                $50,000(1)
Former CEO                 2004      $  360,000
                           2003      $  200,000
                           2002      $   40,000

Joseph Wagner (2)          2005      $  203,666(3)                           75,000(2)
CEO,  President,           2004      $  200,000                              75,000(2)
Secretary,  and  Director

Jean Wilson (4)            2005      $  143,699(5)                           22,500(4)
Chief Operating Officer,   2004      $  105,000                              25,000(4)
Treasurer,  and  Director


* Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. No Executive Officer received any Options, SARS, or LTIP Payouts in the last three fiscal years.

(1) Frank Goldstin served as our Chief Executive Officer from December 2003 to February 17, 2005, when Mr. Wagner was elected as our Chief Executive Officer. Effective August 1, 2004, Mr. Goldstin entered into a thirty-six (36) month employment agreement with the Company effective August 1, 2004, pursuant to which Mr. Goldstin would have received compensation of $360,000 per year. On or about February 17, 2005, Mr. Goldstin entered into a Twenty-Four (24) month employment agreement with the Company which superseded the previous agreement he had with the Company, and which would have paid him $100,000 per year as the Chairman of the Company's Board of Directors. Mr. Goldstin's employment agreement was terminated effective December 19, 2005, due to the fact that he was not elected a Director of the Company at our annual meeting of shareholders on the same day. In connection with the termination of Mr. Goldstin's employment, and pursuant to a "Severance Agreement and Release in Full" (the "Severance Agreement"), he was provided a lump sum payment in the amount of $50,000, less applicable tax withholding, and a payment of $5,538.43, less applicable tax withholding, in connection with amounts previously owed to Mr. Goldstin in connection with his employment (collectively the "Severance Pay").

Pursuant to the Severance Agreement, Mr. Goldstin agreed to release and forever discharge us, our former, present and future officers, directors, employees, agents, administrators, persons and corporations who may be liable for the conduct of any of the aforesaid parties, from any and all debts, demands, promises, actions, claims, liabilities, damages, and causes of action of any nature, known or unknown, both in law and equity, which have accrued or may ever accrue to Mr. Goldstin, his heirs, executors, legal administrator, successors, or assigns by reason of his employment with us. Mr. Goldstin's release included all claims whether arising in tort, contract or statute. Additionally, pursuant to the Severance Agreement, Mr. Goldstin agreed to repay us the Severance Pay if he violates the Severance Agreement in any material respect.

(2) Joseph Wagner, serves has served as our President Secretary and Treasurer since August 1, 2004, and served as our Chief Operating Officer from August 1, 2004 until February 17, 2005, at which time he resigned as Chief Operating Officer and was appointed Chief Executive Officer entered into a thirty-six (36) month consulting agreement with the Company effective August 1, 2004, pursuant to which Mr. Wagner will receive compensation of $200,000 per year. In August 2004, Mr. Wagner also received as additional consideration 225,000 restricted shares of the Company's Common Stock subject to a risk of forfeiture. On December 31, 2004, 75,000 shares became fully vested and on December 31, 2005 and additional 75,000 shares became fully vested. The risk of forfeiture covering the remaining 75,000 shares will cease to exist on December 31, 2006, if Mr. Wagner's employment with us is not terminated prior to that date due to his disability, death or by us for cause. Mr. Wagner may engage in business activities or interests outside of the Company which are not adverse or competitive to the Company.

(3) This amount includes a $1,000 monthly car allowance which was paid to Mr. Wagner in connection with his use of a car for Company and non-Company use.

(4) Jean Wilson has served as our Chief Accounting Officer and Treasurer since August 1, 2004. Between August 1, 2004 and February 17, 2005, Mrs. Wilson served as our Vice President of operations and on February 17, 2005, was appointed Chief Operating Officer. Mrs. Wilson entered into a thirty-six (36) month employment agreement with the Company effective August 1, 2004, pursuant to which Ms. Wilson will receive compensation of $105,000 per year beginning on August 1, 2004, and $125,000 per year beginning January 1, 2005. In August 2004, Ms. Wilson also received as additional consideration 70,000 restricted shares of the Company's Common Stock subject to a risk of forfeiture. On December 31, 2004, 25,000 shares became fully vested and on December 31, 2005, 22,500 shares became fully vested. The risk of forfeiture covering the remaining 22,500 shares will cease to exist on December 31, 2006, if Mrs. Wilson's employment with us is not terminated prior to that date due to her disability, death or by us for cause.

(5) This amount includes a $500 monthly car allowance which was paid to Ms. Wilson in connection with her use of a car for Company and non-Company use.

Additionally, we had four (4) other employees who made between $100,000 and $129,999 per year for the year ended December 31, 2005, and two (2) other employees who made more than $150,000 per year for the year ended December 31, 2005. While these individuals perform various tasks for us, we do not believe these individuals perform any functions as Executive Officers of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information as of March 23, 2006, with respect to the beneficial ownership of the Common Stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of the Common Stock:

                                 Shares beneficially
Name and Address                       owned (1)                 Percent (2)

Joe Wagner (3)                         2,231,242(4)(5)             29.1%(6)
875 North Michigan Avenue
Suite 2626
Chicago, Illinois 60611

Jean Wilson (7)                        1,942,041(4)(8)             25.4%(6)
875 North Michigan Avenue
Suite 2626
Chicago, Illinois 60611

Christopher Spencer (9)                   50,000(10)               1.3%(11)
875 North Michigan Avenue
Suite 2626
Chicago, Illinois 60611

Frank Goldstin (12)                    2,824,833(13)               36.9%(6)
3800 N. LAKE SHORE DRIVE
CHICAGO, IL 60613

Alpha Capital
Aktiengesellschaft                       690,000(14)              15.5%(15)
Pradafant 7, Furstentums 9490
Vaduz, Liechtenstein

Stonestreet Limited
Partnership                              405,000(16)               9.7%(17)
260 Town Centre Boulevard
Markham, Ontario 13R 8H8, Canada

---------------------------------     --------------------      ------------
All  officers  and  directors as
       a group (3 people)              4,205,936(4)(7)(10)        55.3%(19)


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

(2)  Using  3,752,250  shares  of Common Stock outstanding as of March 23, 2006.

(3) Joseph Wagner is our Chief Executive Officer, President, Secretary and Director.

(4) Includes the effects of Voting Agreements and Series A Preferred Stock. Frank Goldstin entered into a voting agreement with Joseph Wagner regarding 544,240 shares of Common Stock, and a voting agreement with Jean Wilson regarding 544,240 shares of Common Stock, owned by Mr. Goldstin (collectively referred to herein as the "Voting Agreements"). The Voting Agreements began on July 28, 2004, and end on December 31, 2009. There are no voting trustees. The Voting Agreements provide that Mr. Wagner and Ms. Wilson are the true and lawful agents or proxies of Mr. Goldstin with full power of substitution for and in the name of Mr. Goldstin to vote 544,240 and 544,240 shares of Common Stock, respectively, or give a written consent, in person or by proxy, at all meetings of the Company's shareholders, and in all proceedings in which the vote or written consent of shareholders may be required or authorized by law. This number also takes into account that Frank Goldstin, Joseph Wagner and Jean
Wilson each hold one (1) share of the three (3) shares of authorized Series A Preferred Stock. The three (3) shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote (currently equal to an aggregate of 3,905,403 shares of common stock, of which each of the three shares can vote
1,301,801  shares  of  common  stock).

(5) Includes 350,000 shares of Common Stock held by Sandra M. Wagner, the wife of Joseph Wagner, of which 150,000 shares are subject to a risk of forfeiture that will cease to exist with respect to certain amounts of the shares over a two-year period. Includes 544,240 shares of Common Stock held pursuant to the voting agreement with Frank Goldstin, and the effects of Mr. Wagner's ownership of one share of Series A Preferred Stock as described in footnote (4) of this table, above.

(6)  Using  7,631,633  shares  outstanding  as of March 23, 2006, which includes
3,752,250 shares of common stock outstanding and three shares of Series A Preferred Stock outstanding which are able to vote in aggregate 3,905,403 shares of common stock.

(7)  Jean  Wilson  is  our  Chief  Operating  Officer,  Treasurer  and Director.

(8) Includes 70,000 shares of Common Stock that are subject to a risk of forfeiture that will cease to exist with respect to certain amounts of the shares over a three-year period. Includes 544,240 shares of Common Stock held pursuant to the voting agreement with Frank Goldstin, and the effects of Mrs. Wilson's ownership of one share of Series A Preferred Stock as described in footnote (4) of this table, above.

(9)  Christopher Spencer is our Director.

(10) Pursuant to Mr. Spencer's Consulting Agreement (described in greater detail under "Directors and Officers," above, we agreed to issue Mr. Spencer 25,000 shares of our common stock upon Mr. Spencer's entry into the Consulting Agreement, which shares have since been issued and have agreed to issue Mr. Spencer 25,000 shares on March 31, 2006, 25,000 shares on June 30, 2006 and 25,000 on September 30, 2006. As a result of the fact that we agreed to issue Mr. Spencer 25,000 shares on March 31, 2006 (within the next 60 days), he is deemed to be the beneficial owner of 50,000 shares of our common stock (see footnote (1) above).

(11) Using 3,777,250 shares of common stock outstanding, which number includes the 25,000 shares which Mr. Spencer is eligible to receive on March 31, 2006.

(12) Frank Goldstin served our Chief Executive Officer until February 17, 2005 and our Director until December 19, 2005 (as described under "Certain Relationships and Related Transactions," below).

(13) Includes the ownership of 1,088,480 shares of Mr. Goldstin's common stock which are subject to voting agreements described under footnote (4) above, and includes Mr. Goldstin's ownership on one share of our Series A Preferred Stock (also described in greater detail under footnote (4) above), which allows Mr. Goldstin to vote 1,293,128 shares of our common stock in addition to the 1,533,032 shares of common stock which he otherwise holds.

(14) Represents 575,000 shares of Common Stock issuable upon conversion of Convertible Notes and 115,000 shares of Common Stock underlying the Class A Warrants. Alpha Capital Aktiengesellschaft ("Alpha") has contractually agreed to restrict its ability to convert its Convertible Notes or exercise its Warrants and receive shares of our Common Stock such that the number of shares of Common Stock held by Alpha Capital and its affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of Common Stock. In accordance with Rule 13d-3, Konard Ackerman may be deemed the control person of the shares owned by Alpha Capital. Mr. Ackerman disclaims beneficial ownership of the shares of Common Stock owned by Alpha Capital.

(15) Using 4,442,250 shares of common stock outstanding, which includes the conversion of $1,150,000 in Notes held by Alpha for approximately 575,000 shares of our common stock and the exercise of Class A Warrants held by Alpha which are exercisable for 115,000 shares of our common stock.

(16) Represents 335,000 shares of Common Stock issuable upon conversion of Convertible Notes and 70,000 shares of Common Stock underlying Class A Warrants. Stonestreet previously converted $30,000 of the principal amount of its notes and $390 in interest into 40,257 post split shares of our common stock in September 2004. Stonestreet Limited Partnership ("Stonestreet") has contractually agreed to restrict its ability to convert its Convertible Notes or exercise its Warrants and receive shares of our Common Stock such that the number of shares of Common Stock held by Stonestreet and its affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of Common Stock.

(17) Using 4,157,250 shares of common stock outstanding, which includes the conversion of $670,000 in Notes held by Stonestreet for approximately 335,000 shares of our common stock and the exercise of the Class A Warrants held by Stonestreet which are exercisable for 70,000 shares of our common stock.

(18) Using 7,656,633 shares of common stock outstanding which amount includes the voting rights associated with the shares of Series A Preferred Stock held by Mr. Wagner and Mrs. Wilson and 25,000 shares which Mr. Spencer is eligible to be issued on March 31, 2006.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

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

Employment  and  Consulting  Agreements

     Effective August 1, 2004, the Company entered into a consulting agreement with Joseph Wagner and an employment agreement with Jean Wilson, as set forth in more detail under the section entitled "Directors, Executive Officers, Promoters and Control Person", above. Mr. Wagner will receive $200,000 per year as compensation for his services as the Company's current Chief Executive Officer, President and Secretary. In August 2004, Mr. Wagner received as additional compensation 225,000 restricted shares of the Company's Common Stock subject to a risk of forfeiture. On December 31, 2004, 75,000 shares became fully vested and on December 31, 2005, an additional 75,000 shares became fully vested. The risk of forfeiture covering the remaining 75,000 shares will cease to exist on December 31, 2006. Mr. Wagner is also a director of the Company. Mr. Wagner may engage in business activities or interests outside of the Company which are not adverse or competitive to the Company. Ms. Wilson receives compensation at a rate of $125,000 per year for her services as the Company's Chief Operating Officer, Treasurer and as a director of the Company. In August 2004, Ms. Wilson received as additional consideration 70,000 restricted shares of the Company's Common Stock subject to a risk of forfeiture. On December 31, 2004, 25,000 shares became fully vested and on December 31, 2005, an additional 22,500 shares became fully vested. The risk of forfeiture covering the remaining 22,500 shares will cease to exist on December 31, 2006.

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

     In December 2005, we entered into a "Severance Agreement and Release in Full" (the "Severance Agreement") with Frank Goldstin, our former Chief Executive Officer and a former Director of us until December 19, 2005, at which time Mr. Goldstin failed to be re-elected to our Board of Directors at our annual meeting of shareholders, in connection with the termination of Mr. Goldstin's employment. Pursuant to the Severance Agreement, he was provided a lump sum payment in the amount of $50,000, less applicable tax withholding, a payment of $5,538.43, less applicable tax withholding, in connection with amounts previously owed to Mr. Goldstin in connection with his employment, and Mr. Goldstin was given an IBM Thinkpad laptop which he had used during his employment (collectively the "Severance Pay").

     Pursuant to the Severance Agreement, Mr. Goldstin agreed to release and forever discharge us, our former, present and future officers, directors, employees, agents, administrators, persons and corporations who may be liable for the conduct of any of the aforesaid parties, from any and all debts, demands, promises, actions, claims, liabilities, damages, and causes of action of any nature, known or unknown, both in law and equity, which have accrued or may ever accrue to Mr. Goldstin, his heirs, executors, legal administrator, successors, or assigns by reason of his employment with us. Mr. Goldstin's release included all claims whether arising in tort, contract or statute. Additionally, pursuant to the Severance Agreement, Mr. Goldstin agreed to repay us the Severance Pay if he violates the Severance Agreement in any material respect.

     On December 19, 2005, Christopher Spencer was elected as a Director of the Company at the Company's annual meeting of shareholders. Frank Goldstin failed to be re-elected as a Director of the Company at the same meeting. Also on December 19, 2005, we entered into a twelve (12) month, renewable consulting agreement with Christopher Spencer, to serve as our Director, pursuant to which Mr. Spencer is to receive $2,000 per month and an aggregate of 100,000 shares of our restricted common stock. Mr. Spencer's consulting agreement is described in greater detail above under "Employment and Consulting Agreements."

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

3.1(2)          Articles  of  Incorporation

3.2(3)          Articles  of  Amendment  to  Articles  of  Incorporation

3.3(4)          Articles  of  Amendment  to  Articles  of  Incorporation

3.4(5)          Certificate  of  Designation  of  Series A Preferred Stock

3.5 (6)         Certificate of Amendment to the Company's Articles of
                Incorporation

3.6(3)          Bylaws

10.1(7)         Subscription  Agreement  dated  June  30,  2004

10.2(7)         Convertible  Note

10.3(7)         Common  Stock  Purchase  Warrant  A

10.4(7)         Common  Stock  Purchase  Warrant  B

10.5(7)         Employment  Agreement  with  Frank  Goldstin

10.6(7)         Consulting  Agreement  with  Joseph  Wagner

10.7(7)         Employment  Agreement  with  Jean  Wilson

10.8(8)         Voting  Agreement  between  Joseph  Wagner  and Frank Goldstin

10.9(8)         Voting  Agreement  between  Jean  Wilson  and  Frank  Goldstin

10.10(9)        Fiori  Asset  Purchase  Agreement

10.11(10)       Frank  Goldstin  Employment  Agreement

10.12(10)       Legal Service Agreement  with  David  Loev

10.13(11)       Asset Acquisition Agreement with Musters & Company, Inc.

10.14(11)       Waiver Agreement

10.15*          Christopher Spencer Consulting Agreement

21.1*           List of the Subsidiaries of XA, INC.

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

     (6) Filed as an Exhibit to the Company's Form 8-K filed with the Commission on December 21, 2005.

     (7)  Filed  as Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, and 10.7 to the
          Company's Form SB-2 Registration Statement filed with the Securities and Exchange Commission on August 17, 2004, and incorporated herein by reference.

     (8) Filed as Exhibit 10.1 and 10.2 to our Form 8-K filed with the Securities and Exchange Commission on August 6, 2004, and incorporated herein by reference.

     (9) Filed as Exhibit 1.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on September 1, 2004, and incorporated herein by reference.

     (10) Filed as Exhibits to our Report on Form 10-KSB for the fiscal year ended December 31, 2004, filed with the Commission on February 24, 2005, and incorporated herein by reference.

     (11) Filed as Exhibits to our Form 8-K filed with the Commission on March 11, 2005 and incorporated herein by reference.

*    Filed  herein

     (b)  REPORTS  ON  FORM  8-K

The Company filed the following one report on Form 8-K during the last quarter of the fiscal period covered by this report:

     (1) Form 8-K filed on December 21, 2005, to report that the Company had filed a Certificate of Amendment to its Articles of Incorporation to increase its authorized shares and reauthorize the par value of its common stock; report the election of Christopher Spencer to the Company's Board of Directors at the Company's 2005 annual meeting of stockholders; and to announce the Company's adoption and ratification of the Company's 2005 Stock Incentive Plan.

The Company filed the following one report on Form 8-K subsequent to the last quarter of the fiscal period covered by this report:

     (1)The Company filed a report on Form 8-K on January 13, 2006, to report XA Scenes, Inc. (the Company's wholly owned subsidiaries) entry into a lease for property in New York City, New York; to report that the Company had entered into a Severance Agreement with Frank Goldstin, a former officer and Director of the Company; and to report the Company's entry into a Legal Services Agreement with its attorney.


ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

AUDIT  FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements was $29,217 and $10,000, respectively. The aggregate fees billed for each of the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the principal accountant for review of the financial statements included in the registrant's Form 10-QSB or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $12,744 and $5,000, respectively.

AUDIT  RELATED  FEES

None.


TAX  FEES

None.

ALL  OTHER  FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2005 and 2004 for products and services provided by the principal accountant, other than the services reported above was $38,950 and $9,000, respectively.


                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             XA,  INC.

DATED: March 24, 2006                  By:   /s/  Joseph  Wagner
                                             ------------------------
                                             Joseph  Wagner
                                             Chief  Executive  Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                    TITLE                              DATE

/s/  Joseph  Wagner     Chief Executive Officer            March 24, 2006
----------------------
Joseph  Wagner

/s/  Jean  Wilson       Principal Financial Officer        March 24, 2006
----------------------
Jean Wilson