Form 10QSB
period 2006-03-31
XA, INC.
filed 2006-05-15
CIK 1132034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2006

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

               For the transition period from           to
                                             -----------   ---------------
               Commission file number 000-32885


                                      XA, INC.
                                      --------
        (Exact name of small business issuer as specified in its charter)


            Nevada                                      88-0471263
            ------                                      ----------
  (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)

                               JOHN HANCOCK CENTER
                               -------------------
                      875 NORTH MICHIGAN AVENUE, SUITE 2626
                      -------------------------------------
                                CHICAGO IL 60611
                                ----------------
                    (Address of principal executive offices)

                                 (312)-397-9100
                                 --------------
                         (Registrant's telephone number)



     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X]  No  [ ]

     As of May 10, 3,777,250 shares of Common Stock of the issuer were outstanding ("Common Stock").

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

ITEM  1.  FINANCIAL  STATEMENTS

Pollard-Kelley Auditing Services, Inc.
Auditing Services
                                                 3250 West Market St, Suite 307,
                                                 Fairlawn, OH 44333 330-836-2558







               Report of Independent Certified Public Accountants



Board  of  Directors
XA,  Inc.  and  Subsidiary

We have reviewed the accompanying consolidated balance sheets of XA, Inc. and Subsidiary as of March 31, 2006 and 2005 and the related consolidated statements of income, stockholders' equity, and cash flows for the three-month periods then ended. These interim financial statements are the responsibility of the Company's management.

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

Pollard-Kelley  Auditing  Services,  Inc.



Terance  L  Kelley
Certified  Public  Accountant
May  8,  2006
Fairlawn,  Ohio


XA, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
March 31, 2006 and March 31, 2005

                                                                 2006          2005
                                                             -----------   -----------
                      ASSETS
Current Assets
    Cash                                                     $   612,939   $   915,802
    Accounts receivable                                          704,621       591,314
    Work in process at cost                                      812,198       401,703
    Prepaid expenses                                              23,681         2,234
    Prepaid employment contract                                   55,180        89,324
                                                             -----------   -----------
      Total Current Assets                                     2,208,619     2,000,377
Fixed Assets
    Equipment                                                    208,888       174,659
    Furniture and fixtures                                        53,059        49,162
    Leasehold improvements                                       318,016        40,735
                                                             -----------   -----------
                                                                 579,963       264,556
    Less accumulated depreciation                               (161,455)     (133,076)
                                                             -----------   -----------
                                                                 418,508       131,481
Other Assets
    Discount on Convertible Notes Payable                        144,039       277,267
    Deferred taxes                                               540,000       496,000
    Prepaid employment bonus                                      87,500       193,837
    Deposits                                                      63,846        38,180
    Goodwill                                                     865,309       865,309
                                                             -----------   -----------
                                                               1,700,694     1,870,593
                                                             -----------   -----------
                                                             $ 4,327,821   $ 4,002,451
                                                             ===========   ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                         $   203,513   $   236,316
    Accrued payroll                                                1,700             -
    Interest payable                                              41,400        41,400
    Withheld and accrued taxes                                     3,593         2,886
    Unearned revenues                                            993,848       771,548
    Line of credit                                               300,000             -
    Current portion of long term debt                          2,032,500             -
                                                             -----------   -----------
      Total Current Liabilities                                3,576,554     1,052,151
Long-term Debt
    Note payable                                                       -     2,032,500
Stockholders' Equity
    Series A preferred stock                                           -             -
    Common stock                                                   3,752         3,516
    Additional paid in capital                                 2,222,621     2,170,532
    Retained income                                           (1,475,106)   (1,256,248)
    Subscription receivable                                            -             -
                                                             -----------   -----------
                                                                 751,267       917,800
                                                             -----------   -----------
                                                             $ 4,327,821   $ 4,002,451
                                                             ===========   ===========


See accompanying notes to financial statements.


XA, Inc. and Subsidiary
CONSOLIDATED INCOME STATEMENT
For the Quarters Ended March 31, 2006 and March 31, 2005



                                                           2006         2005
                                                        ----------   ----------
Revenues
    Sales                                               $3,040,750   $2,695,232

Cost of goods sold
    Direct production costs                              1,836,130    1,964,564
                                                        ----------   ----------

Gross profit                                             1,204,621      730,668

Administrative expense
    Administrative                                       1,187,967      652,371
                                                        ----------   ----------

Income from operations                                      16,654       78,297

Other income and expenses
    Other income                                             2,697        3,433
    Other expenses                                         (83,976)      (8,143)
                                                        ----------   ----------
                                                           (81,279)      (4,710)
                                                        ----------   ----------
Income before taxes                                        (64,625)      73,587

Tax provisions
    Tax provisions                                               -       29,000
                                                        ----------   ----------

Net Income (Loss)                                       $  (64,625)  $   44,587
                                                        ==========   ==========

Earnings per Share
    Average shares outstanding                           3,738,850
    Basic                                               $    (0.02)







See accompanying notes to financial statements.


XA, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from January 1, 2005 through March 31, 2006

                                                                              Additional
                            Series A Preferred Stock      Common Stock ----     Paid-in     Retained
                            Shares            Amount     Shares      Amount     Capital      Deficit        Total
                           --------------------------   ---------   ----------  ----------  ----------    -----------
Balance December 31, 2004        3            $     -   3,516,250   $    3,516  $2,170,532  $(1,300,835)  $   873,213
   Shares issued for services    -                  -     202,500          203      42,625                     42,828
   Net Loss                      -                  -           -            -           -     (109,646)     (109,646)
                           --------------------------   ---------  -----------  ----------  ----------    -----------
Balance December 31, 2005        3                  -   3,718,750        3,719   2,213,157   (1,410,481)      806,395
   Shares issued for services                              33,500           33       9,464                      9,497
   Net loss                                                                                     (64,625)      (64,625)
                           --------------------------   ---------  -----------  ---------   -----------   -----------
Balance March 31, 2006           3                  -   3,752,250        3,752   2,222,621   (1,475,106)      751,267
                           ==========================   =========  ===========  =========   ===========   ===========





See accompanying notes to financial statements.


XA, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Quarters Ended March 31, 2006 and March 31, 2005

                                                           2006           2005
                                                         ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income/(loss)                                    $  (64,625)    $   44,587
    Adjustments to reconcile net earnings to net
     cash provided (used) by operating activities:
    Provision for deferred taxes                                  -         29,000
    Depreciation                                              8,942          8,143
    Amortization of Discounts on Notes Payable               33,307         33,307
    Stock for services                                        9,497              -
    Changes in Current assets and liabilities:
     (Increase) Decrease in Accounts receivable             509,871       (132,285)
     (Increase) in Work in process                          (41,635)      (215,097)
     (Increase) Decrease in Prepaid expenses                 13,244            500
     (Increase) in Prepaid employment contracts              21,787        (31,546)
     (Decrease) Increase in Accounts payable               (242,474)        (9,810)
     (Decrease) Increase in Accrued payroll                   1,700        (17,798)
     (Decrease) in Withheld and accrued taxes                  (878)        (1,320)
     (Decrease) Increase in Interest payable                (20,076)        41,400
     Increase (Decrease) in Unearned revenue               (228,381)       201,862
                                                         ----------    -----------
     NET CASH PROVIDED (USED) BY
        OPERATING ACTIVITIES                                    279        (49,057)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of Fixed assets                               (291,678)       (15,183)
    Increase in Goodwill                                          -        (57,075)
    Decrease in Deposits                                      8,866              -
                                                         ----------    -----------
    NET CASH (USED) BY INVESTING
      ACTIVITIES                                           (282,812)       (72,258)

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in Line of credit                              300,000              -
                                                         ----------    -----------
      NET CASH USED BY
         FINANCING ACTIVITIES                               300,000              -
                                                         ----------    -----------

NET INCREASE (DECREASE) IN CASH                              17,467       (121,315)
CASH ACQUIRED IN ACQUISITION                                      -              -
CASH AT BEGINNING OF PERIOD                                 595,472      1,037,117
                                                         ----------    -----------
CASH AT END OF PERIOD                                    $  612,939    $   915,802
                                                         ==========    ===========


See accompanying notes to financial statements.

                            XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2006

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

On February 6, 2006, the Company issued 33,500 shares of common stock for services. The shares were valued at $9,497.

The consolidated financial statements include the accounts of XA, Inc and Fiori XA, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company is a comprehensive event marketing, design and production firm with full service offices in Chicago, New York and Los Angeles.

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2006

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED
------------------------------------------------------------------------

CASH  AND  CASH  EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all short-term debt securities three months or less to be cash equivalents.

Cash  paid  during  the  quarters  for:
                                               2006           2005
                                               ----           ----
     Interest                               $61,476          $  -0-
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

Depreciation expense for the quarters ended March 31, 2006 and 2005 was $8,942 and $8,143 respectively.

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

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2006

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED
------------------------------------------------------------------------

The estimated tax provision at March 31, 2006 and 2005 consists of the following:

     Estimated  Recoverable              2006             2005
                                         ----             ----

     Federal                             $ -0-          $  25,000
     State                                 -0-              4,000
                                        ------          ---------
                                        $  -0-          $  29,000
                                        ======          =========

The Company has net loss carryforwards of approximately $1,479,000 that begin to expire in 2020 for federal taxes and 2017 for state taxes.

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

NOTE  2  -  DISCOUNT  ON  CONVERTIBLE  NOTES  PAYABLE
-----------------------------------------------------

Discount on Convertible Notes Payable represents costs the Company incurred in connection with the convertible promissory notes. These costs will be amortized over the life of the notes (24 months) on a straight-line basis. The amortization expenses for these costs were $33,307 for the quarters ending March 31, 2006 and 2005 respectively.

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2006

NOTE  3  -  NOTES  PAYABLE
--------------------------

On August 12, 2004, the Company entered into a Line of Credit agreement with a bank for $750,000. The note is due September 30, 2006. Interest varies at 0.25% over the Bank's prime rate. The Company's assets secure the note. The draws are based on a borrowing base formula at 75% of eligible accounts receivable less 90 days past due accounts. The agreement required the payment of a $5,000 commitment fee. The balance outstanding under this agreement at March 31, 2006 and 2005 was $300,000 and $0.

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

On September 13, 2004, note holders with $267,500 due converted these notes into 1,076,693 pre-reverse split shares of the Company's common stock in accordance with the note agreement. On November 1, 2004, note holders with $200,000 due converted these notes into 811,533 pre-reverse split shares of the Company's common stock in accordance with the note agreement. The balance due at March 31, 2006 and 2005 was $2,032,500 and $2,032.500 respectively.

Total  Long-Term  debt  at  March  31,  2006,  is  as  follows:

                                         2006
                                         ----
     Long-term  debt                  $2,032,500
     Less  Current  portion          ($2,032,500)
                                      ----------
     Long-term  debt                  $      -0-
                                      ==========

Maturities  on  long-term  debt  at  March  31,  2006  are  as  follows:

     Year  ending  December  31,  2006             $2,032,500

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2005

NOTE  4  -  EQUITY
------------------

PREFERRED  STOCK
----------------

On December 27, 2004, the Board of Directors, with shareholder approval, issued 3 shares, of the authorized 10,000,000 shares of "blank check" preferred, as Series A Preferred Shares. The Series A Preferred Shares have a par value of $.001 per share, have no rights to dividends, no liquidation preference, no conversion rights and no redemption rights. The holders thereof, voting as a class, shall have the right to vote on all shareholder matters equal to fifty-one percent of the total vote. There were 3 shares outstanding at March 31, 2006.

COMMON  STOCK
-------------

In December 2005 the shareholders of the Company increased the total authorized shares of common stock to 20,000,000 with a par value of $.001 per share. The Company had 3,752,250 and 3,516,250 shares outstanding at March 31, 2006 and 2005, respectively.

STOCK  WARRANTS
---------------

On June 29, 2004, the holders of the Convertible Promissory Notes received Class A Warrants and Class B Warrants.

Class A Warrants are to purchase 250,000 shares of the Company's common stock at an exercise price of $9.60 per share. The warrants may be exercised at any time before June 29, 2008.

Class B Warrants were to purchase 500,000 shares of the Company's common stock at an exercise price of $5.00 per share however, those Warrants expired unexercised on September 3, 2005.

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2006

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

                                 March 31, 2006

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

On June 30, 2004, the Company entered into a five-year lease for retail/office space in Chicago. The lease terminates August 31, 2008. Lease payments are on a sliding scale as follows:

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2006

NOTE  6  -  COMMITMENTS  -  CONTINUED
-------------------------------------

          Period                  Monthly  Rent
          Year  1                     $5,250
          Year  2                     $5,408
          Year  3                     $5,570
          Year  4                     $5,736
          Year  5                     $5,909

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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF XA, INC. ("XA", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2006.

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

     On December 27, 2005, we entered into a legal services agreement with David
M. Loev, an attorney, to be responsible for certain corporate/securities matters including the preparation of and/or review of Schedule 13ds, Form 3's, Form 4's,

Schedule 13g's, Schedule 14a's, Schedule 14c's, Form 10-QSB's, Form 10-KSB's and Form 8-K's to be filed by us with the Securities and Exchange Commission and the review of our press releases (the "Legal Services Agreement"). In connection with the Legal Services Agreement, we agreed to pay Mr. Loev $4,250 per month, reimburse him for out of pocket expenses and to issue him 30,000 S-8 shares of our common stock, which shares were issued to Mr. Loev in February 2006. The Legal Services Agreement is in effect until December 31, 2006 and services provided outside of the Legal Services Agreement are to be rendered on an hourly basis.

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

     For seventeen (17) years, XA has worked with clients around the globe to design and produce strategic multidimensional, highly stylized and integrated event programs. During the year ended December 31, 2005, XA planned and executed over one hundred and fifty (150) events that were attended by more than an aggregate of approximately thirty thousand (30,000) people in the United States and foreign markets. XA's clients during the year ended December 31, 2005 included L'Oreal USA, Barnes & Noble (NYSE:BKS), Cargo Magazine, VH1, W Hotels, Walt Disney Co. (NYSE:DIS), ABN AMRO (NYSE:ABN), Finesse, Kenneth Cole (NYSE:KCP), McDonald's Corporation (NYSE:MCD), Starbucks Corp. (NASDQ:SBUX), UNICEF, Royal Caribbean (NYSE:RCL), discovery networks, British Telecom, Heineken Light and the Wella Corporation. Additionally, XA planned Lennox Louis' wedding in Jamaica during the year ended 2005. During the three months ended March 31, 2006, XA planned approximately thirty-one (31) events, attended by over 20,000 people, for clients including McDonald's Corporation (NYSE:MCD), HBO, VH1, the Wella Corporation, Sports Illustrated, the Ritz Carlton, Barnes and Noble and UNICEF.

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

Principal  Products  and  Services

     XA offers a wide range of services that encompass the event planning process including general management, concept creation, content creation, and execution. XA earns most of its revenue from event services fees that it charges clients regarding the following general service areas:

     *  Event  Marketing;
     *  Design  and  production;
     *  Meetings,  Conferences  and  Trade  Shows;
     *  Entertainment  and  Show  Production;
     *  Business  Theater  &  General  Sessions;
     *  Mobile  Marketing;
     *  Audio/Visual  Production;
     *  Public  Relations;
     *  Destination  Management;
     *  XA  Interactive  (Digital  Marketing); and
     *  Venue Management.

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

     Additionally, in December 2005, XA Scenes, entered into a lease on the ninth floor of 636-642 West 28th Street, New York, New York 10001, also known as the "Terminal Warehouse". We plan to use the Property for office space, event and production space and to host certain events in the future. When completed in approximately July 2006, the 11,500 square foot multi-use facility will consist of approximately 5,000 square feet of design production/office space and 6,500 square feet of special event space. The XA Scenes facility will provide clients with spectacular views of the Hudson River within a state of the art special events facility.

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

                         COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

     We had sales of $3,040,750 for the three months ended March 31, 2006, compared to sales of $2,695,232 for the three months ended March 31, 2005, an increase in sales from the prior period of $345,518 or 12.8%. The increase in sales was due to due to increased business development activities during the three months ended March 31, 2006, as well as the efforts of our two additional business development employees, who were added during the year ended December 31, 2005.

     We had cost of goods sold relating to direct production costs of $1,836,130 for the three months ended March 31, 2006, compared to cost of goods sold relating to direct production costs of $1,964,564 for the three months ended March 31, 2005, a decrease in cost of goods sold from the prior period of $128,434 or 6.5%. This decrease was mainly attributable to the greater focus of our management on increasing our margins and decreasing our direct production costs.

     Cost of goods sold as a percentage of sales was 60.4% for the three months ended March 31, 2006, compared to 72.9% for the three months ended March 31, 2005, a decrease in costs of goods sold as a percentage of sales of 12.5% from the prior period. This decrease was mainly attributable to the greater focus of our management on increasing our margins and decreasing our direct production costs.

     We had gross profit of $1,204,621 for the three months ended March 31, 2006, compared to gross profit of $730,668 for the three months ended March 31, 2005, an increase in gross profit of $473,953 or 64.9% from the prior period. The increase in gross profit was due to the 12.8% increase in sales coupled with the 6.5% decrease in direct production costs.

     We had administrative expenses of $1,187,967 for the three months ended March 31, 2006, compared to administrative expenses of $652,371 for the three months ended March 31, 2005, an increase in administrative expenses of $536,596 or 82.1% from the prior period. The increase in administrative expenses was due to additional costs associate with our two new business development employees, which were added during fiscal 2005, as well as the increased expenses related to our launch of XA Scenes.

     We had income from operations of $16,654 for the three months ended March 31, 2006, compared to income from operations of $78,297 for the three months ended March 31, 2005, a decrease in income from operations of $61,643 or 78.7% from the prior period. The decrease in income from operations was mainly attributable to the 82.1% increase in administrative expenses compared to the prior period.

     We had other expenses for the three months ended March 31, 2006 of $81,279, compared to other expenses of $4,710 for the three months ended March 31, 2005, an increase in other expenses of $76,569 or 1,625.7% from the prior period.

     We had a loss before taxes of $64,625 for the three months ended March 31, 2006, compared to income before taxes of $73,587, a decrease in income before taxes of $138,212 or 187.8% from the prior period.

     We had tax provisions of $-0- for the three months ended March 31, 2006, compared to tax provisions of $29,000 for the three months ended March 31, 2005.

     We had a net loss of $64,625 for the three months ended March 31, 2006, compared to net income of $44,587 for the three months ended March 31, 2005, a decrease in net income of $109,212 or 244.9% from the prior period. The decease in net income was mainly attributable to the 82.1% increase in administrative expenses and the 1,625.7% increase in other expenses, which was not sufficiently offset by the 12.8% increase in sales and 6.5% decrease in direct production costs for the three months ended March 31, 2006, compared to the three months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

     We had total current assets of $2,208,619 as of March 31, 2006, which included cash of $612,939; accounts receivable of $704,621; work in process at cost of $812,198; prepaid expenses of $23,681; and prepaid employment contract of $55,180. This represented an increase in current assets of $208,242 or 10.4% from current assets of $2,000,377 as of March 31, 2006. The prepaid employment contract consisted of 225,000 shares of the Company's Common Stock which were issued to the Company's Chief Executive Officer, Joseph Wagner and 70,000 shares of the Company's restricted Common Stock which were issued to the Company's Chief Operating Officer, Jean Wilson, in August 2004, in consideration of their services to the Company. Of Mr. Wagner's 225,000 restricted shares, 75,000 became fully vested as of December 31, 2004, and 75,500 shares became fully vested as of December 31, 2005. The remaining 75,000 shares are subject to a risk of forfeiture and will vest December 31, 2006, if Mr. Wagner's employment is not terminated prior to that date (unless his employment is terminated for good reason by Mr. Wagner, terminated without cause by the Company, or terminated with the mutual consent of both Mr. Wagner and the Company). Of Ms. Wilson's 70,000 restricted shares, 25,000 became fully vested as of December 31, 2004, and 22,500 shares became fully vested as of December 31, 2005. The remaining 22,500 shares become fully vested on December 31, 2006, if Ms. Wilson's employment is not terminated prior to that date (unless her employment is terminated for good reason by Ms. Wilson or terminated without cause by the Company).

     The main factor leading to the increase in current assets for the three months ended March 31, 2006, compared to the prior period was a $410,494 or 102.2% increase in work in process at cost, which was due to increased business development client work, which was offset by a $302,863 or a 33.1% decrease in cash from the prior period.

     We had total fixed assets of $579,963 as of March 31, 2006, which included equipment of $208,888; furniture and fixtures of $53,059; and leasehold improvements of $318,016; which was offset by $161,455 of accumulated deprecation for net total fixed assets of $418,508. This represented an increase in fixed assets of $287,028 or 218.7% from total fixed assets of $131,481 as of March 31, 2005. The main reason for the increase in fixed assets from the prior year was a $277,281 or 680.7% increase in leasehold improvements, which increase was mainly due to the acquisition of and improvements on our XA Scenes office space and venue rental in New York.

     We had other assets of $1,700,694 as of March 31, 2006, which included $144,039 of discount on convertible notes payable; $540,000 of deferred taxes; $87,500 of prepaid employment bonus; $63,846 of deposit; and $865,309 of goodwill, which represented a decrease in other assets of $169,899 from other assets of $1,870,593 as of March 31, 2005. The main reason for the decrease in other assets was a $106,337 or 54.9% decrease in prepaid employment bonus and a $133,228 or 48.1% decrease in discount on convertible note payable. The prepaid employment bonus consisted of prepaid employment bonuses with the Company's senior management.

     We had total assets of $4,327,821 as of March 31, 2006, compared to total assets of $4,002,451 as of March 31, 2005, an increase in total assets of $325,370 or 8.1% from the prior period, which increase was mainly due to the increase in work in progress at cost and the increase in leasehold improvements as explained above.

     We had total current liabilities of $3,576,554 as of March 31, 2006, which included $203,513 of accounts payable; $1,700 of accrued payroll; $41,400 of interest payable, which represents accrued and unpaid interest on the convertible notes; $3,593 of withheld and accrued taxes; $993,848 of unearned revenues which were attributable to us better matching our revenues and costs according to GAAP, which caused a corresponding increase in unearned revenues for the three months ended March 31, 2006; $300,000 of line of credit; and $2,032,500 of current portion of long term debt in connection with amounts owed to the Purchasers under the Convertible Notes (described below). This represented a $2,524,404 or 239.9% increase in current liabilities from current liabilities of $1,052,151 as of March 31, 2005. The main reasons for the increase in current liabilities were the addition of the $2,032,500 of current portion of long term debt, which moved from long-term debt as of March 31, 2005 to a current liability as of March 31, 2006, due to the fact that such Notes are payable in June and September 2006.

     We had negative working capital of $1,367,935 as of March 31, 2006, compared to positive working capital of $948,226 as of March 31, 2005. The change from positive working capital to negative working capital was mainly due to the $2,032,500 in Notes becoming a current liability.

     We had net cash provided by operating activities of $279 for the three months ended March 31, 2006, which was mainly due to $509,871 of decrease in accounts receivable offset by a decrease of $242,474 in accounts payable and a decrease of $228,381 in unearned revenues.

     We had $282,812 of net cash used by investing activities for the three months ended March 31, 2006, which was due to $291,678 of purchase of fixed assets offset by $8,866 of decrease in deposits.

     We had $300,000 of net cash used by financing activities during the three months ended March 31, 2006, which included increase in our line of credit of $300,000. The Company has a line of credit agreement which it entered into on August 12, 2004, with a bank for $750,000. The note was due August 12, 2005, and the interest varies at 0.25% over the prime rate (currently 8.25%, with the prime rate at 8% as of May 10, 2006). The Company's assets secure the note. Prior to the expiration of the line of credit, the line of credit was renewed for another year under the same terms and conditions, however, the line of credit was increased to $1,000,000. The Company borrowed $300,000 pursuant to this line of credit during the three months ended March 31, 2006, and the balance outstanding under this line of credit at March 31, 2006, was $300,000.

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

     The Company requires $1 to $5 million of financing to support strategic acquisitions and the current expansion plan for the next 18 to 24 months. This financing is in addition to $2,032,500, not including any accrued and unpaid interest, which is owed to certain Convertible Note holders during the next six months. The Company received an aggregate of $2.5 million of Convertible Note financing from five (5) unrelated parties. In connection with the Convertible Note financing, we issued Class A Warrants to purchase 250,000 shares of our Common Stock at an exercise price of $9.60 per share and Class B Warrants to purchase 500,000 shares of our Common Stock at an exercise price of $2.00 per share. The Class B Warrants expired unexercised on September 3, 2005.

     There is currently $2,032,500 remaining under the principal amounts of the Notes (not including any accrued and unpaid interest). The Company does not have sufficient funds to pay this amount at this time, of which approximately one half is due in June 2006 and one half is due in September 2006. Additionally, the Company's management can make no assurances that adequate funds to repay these Notes will be available to the Company in June and/or September 2006. If the Company does not have sufficient funds to repay the Notes when due, we may face penalties from the Note holders, may be forced to sell some or all of our assets to satisfy such debts, and/or may be forced to borrow additional funds on unfavorable terms. Finally, investors should note that a default by us of the amount of money due the Note holders in June 2006, would allow the Note holders to declare the September 2006 portion of the Notes immediately due and payable as well. As a result, any failure by us to repay the Notes when due could have a material adverse affect on our operations, which could force us to curtail or abandon our business plan and/or cause the value of our securities to become worthless.

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

     At this time, no additional financing has been secured. The Company has no commitments from officers, directors or affiliates to provide funding. Our growth and continued operations could be impaired by limitations on our access to the capital markets as well as penalties we may be forced to pay to the Note holders if we are unable to repay the Notes when due. Without additional financing, we can continue our operations. However, if we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to pursue our expansion strategy and repay the Notes. There can be no assurance that capital from outside sources will be available, or if such financing is available, it may involve issuing securities senior to our Common Stock or equity financings which are dilutive to holders of our Common Stock. In addition, in the event we do not raise additional capital from conventional sources, it is likely that our growth will be restricted and we may need to scale back or curtail implementing our business plan.

     Due to the substantial amount of money which we still owe to the Note Holders, of which approximately half is due in June 2006 and approximately half in September 2006, we may seek to enter into acquisitions or mergers in the future, which could result in a restructuring, change of control and/or a change in our business focus. In addition, the result of such a transaction could be significant dilution to the then current shareholders.


                                  RISK FACTORS
                            -------------------------

                          RISKS RELATING TO THE COMPANY

WE  HAVE  A PRESENT NEED FOR CAPITAL IN ADDITION TO $2.5 MILLION ALREADY RAISED.

     It is imperative that we raise $1 to $5 million of financing to pursue additional acquisitions if the opportunity arises, which is in addition to $2.5 million already raised, and $2,032,500 which we still owe to the Note Holders. During 2004, we received an aggregate of $2.5 million of Convertible Note financing from five (5) unrelated parties. In connection with the Convertible Note financing, we issued Class A Warrants to purchase 250,000 shares of our Common Stock at an exercise price of $9.60 per share, which expire four (4) years from the date they were issued and Class B Warrants to purchase 500,000 shares of our Common Stock at an exercise price of $5.00 per share, which have since expired unexercised. At this time, no additional financing has been secured. Our growth and continued operations could be impaired by limitations on our access to the capital markets. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to continue our business operations and pursue our expansion strategy. We need to raise additional capital to repay the Note Holders and as a result, we may seek to enter into acquisitions or mergers in the future, which could result in a restructuring, change of control and/or a change in our business focus, as well as potential dilution to then current shareholders. In the event we do not raise additional capital from conventional sources, there is every likelihood that we may need to scale back or curtail implementing our business plan.

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

     Our former landlord, Erie West, L.L.C. (the "Landlord"), filed a lawsuit against us (described in greater detail under "Legal Proceedings," below) claiming approximately $309,710 in damages and alleging that the Landlord is owed money for unpaid rental fees, which it alleged we stopped paying rent under on July 1, 2004, which lease was to run until March 31, 2008. We filed answers to the Landlord's allegations, denying certain allegations and asserting affirmative defenses to others. Our former employee, Lara Shipp filed a lawsuit against us (described in greater detail under "Legal Proceedings," below) claiming approximately $133,329 in damages, plus punitive damages, which amount may increase after the discovery phase of the trial, if any. If we are forced to pay the approximately $309,710 in alleged damages and/or additional amounts in attorney's fees and interest owed to our former landlord, and/or if we are forced to pay the $133,329 or more which our former employee alleges she is due, our cash on hand would be severely impacted and our business could be adversely affected.

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

JOSEPH WAGNER AND JEAN WILSON CAN VOTE AN AGGREGATE OF 54.4% OF OUR COMMON STOCK AND CAN EXERCISE CONTROL OVER CORPORATE DECISIONS.

     Joseph Wagner and Jean Wilson can vote an aggregate of 4,190,630 shares (or 54.4%) of our outstanding voting shares which includes 2,620,949 votes due to their aggregate ownership of two shares of Series A Preferred Stock. Frank Goldstin, our former Director and former Chief Executive Officer entered into voting agreements with Joseph Wagner and Jean Wilson with respect to a total of 1,088,480 shares of Common Stock owned by Mr. Goldstin. The general affect of the voting agreements is that Mr. Wagner and Ms. Wilson can vote 544,240 and 544,240 shares, respectively, out of 1,503,032 shares of Common Stock owned by Mr. Goldstin in addition to Common Stock that Mr. Wagner and Ms. Wilson otherwise respectively own. Additionally, on December 28, 2004, the Company's Board of Directors approved the issuance of Three (3) shares of Series A Preferred Stock, One (1) each to Frank Goldstin, Jean Wilson, and Joseph Wagner for services rendered. The three shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. Accordingly, Joseph Wagner and Jean Wilson will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Wagner and Ms. Wilson may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

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

     Furthermore, because our Common Stock is traded on the over the counter bulletin board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, at present, we have a very limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock. Further, due to the limited volume of our shares which trade and our limited public float, we believe that our stock prices (bid, asked and closing prices) are entirely arbitrary, are not related to the actual value of the Company, and do not reflect the actual value of our common stock (and in fact reflect a value that is much higher than the actual value of our Common Stock). Shareholders and potential investors in our Common Stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our Common Stock value, but should instead determine value of our Common Stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.


ITEM 3.   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

     The Company is not aware of any pending legal proceedings other than the ones described above, to which it is a party which is material to its business operations.

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

     On February 10, 2006, we issued 30,000 S-8 registered shares of our Common Stock to our corporate attorney, David M. Loev, in connection with and pursuant to the terms of the Legal Services Agreement we entered into with Mr. Loev in December 2005 (as described above).

     On March 1, 2006, we issued 25,000 restricted shares of our Common Stock to our Director, Christopher Spencer, in connection with his entry into a twelve
(12) month Consulting Agreement with us, whereby he agreed to serve as our Director. Mr. Spencer received the 25,000 shares of restricted common stock on March 1, 2006 in connection with his entry into the Consulting Agreement and we agreed to issue him an additional 25,000 shares (75,000 in total) on March 31, 2006, June 30, 2006 and September 30, 2006 in consideration for his services as our Director. The Company claims an exemption from registration afforded by
Section 4(2) of the Act since the issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the issuance and no underwriting discounts or commissions were paid by the Company.

     On April 14, 2006, we issued 25,000 restricted shares of our Common Stock to our Director, Christopher Spencer, which shares we had agreed to issue on March 31, 2006, pursuant to the terms of Mr. Spencer's Consulting Agreement. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the issuance and no underwriting discounts or commissions were paid by the Company.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended March 31, 2006.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)     Exhibits

Exhibit No.         Description
-----------     ------------

3.5(1)          Certificate of Amendment to the Company's Articles of
                Incorporation

10.1(2)         Subscription  Agreement  dated  June  30,  2004

10.2(2)         Convertible  Note

10.3(2)         Common  Stock  Purchase  Warrant  A

10.4(2)         Common  Stock  Purchase  Warrant  B

10.5(2)         Consulting  Agreement  with  Joseph  Wagner

10.6(2)         Employment  Agreement  with  Jean  Wilson

10.7(3)         Waiver Agreement

10.8(4)         Christopher Spencer Consulting Agreement

10.7(5)         Legal Service Agreement  with  David  Loev

31.1*           Certificate  of  the  Chief  Executive  Officer  pursuant  to
                Section  302  of  the  Sarbanes-Oxley  Act  of  2002

31.2*           Certificate  of  the  Chief  Financial  Officer  pursuant  to
                Section  302  of  the  Sarbanes-Oxley  Act  of  2002

32.1* Certificate of the Chief Executive Officer to Section 906 of the Sarbanes-Oxley Act of 2002

32.2* Certificate of the Chief Financial Officer to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed as an Exhibit to the Company's Form 8-K filed with the Commission on December 21, 2005.

(2) Filed as Exhibits to the Company's Form SB-2 Registration Statement filed with the Securities and Exchange Commission on August 17, 2004, and incorporated herein by reference.

(3)  Filed  as  Exhibits  to our Form 8-K filed with the Commission on March 11,
2005,  and  incorporated  herein  by  reference.

(4) Filed as an Exhibit to our Form 10-KSB filed with the Commission on March 24, 2006, and incorporated herein by reference.

(5) File as an Exhibit to our Form S-8 Registration Statement filed with the Commission on February 6, 2006, and incorporated herein by reference.

* Filed Herein.

b)     REPORTS ON FORM 8-K

The Company filed the following one report on Form 8-K during the fiscal period covered by this report:

o The Company filed a report on Form 8-K on January 13, 2006, to report XA Scenes, Inc. (the Company's wholly owned subsidiaries) entry into a lease for property in New York City, New York; to report that the Company had entered into a Severance Agreement with Frank Goldstin, a former officer and Director of the Company; and to report the Company's entry into a Legal Services Agreement with its attorney.



                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              XA, INC.

DATED: May 15, 2006                       By: /s/ Joseph Wagner
                                              -----------------------
                                              Joseph Wagner
                                              Chief Executive Officer