Form 10QSB
period 2006-06-30
XA, INC.
filed 2006-08-14
CIK 1132034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

                For the transition period from _______ to_______

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

                               JOHN HANCOCK CENTER
                           875 NORTH MICHIGAN AVENUE,
                                   SUITE 2626
                                CHICAGO IL 60611
                    (Address of principal executive offices)

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

     As of August 7, 2006, 3,802,250 shares of Common Stock of the issuer were outstanding ("Common Stock").

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

We have reviewed the accompanying consolidated balance sheets of XA, Inc. and Subsidiary as of June 30, 2006 and 2005 and the related consolidated statements of income, stockholders' equity, and cash flows for the three-month periods and six month periods then ended. These interim financial statements are the responsibility of the Company's management.

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

Pollard-Kelley  Auditing  Services,  Inc.



Terance  L  Kelley
Certified  Public  Accountant
August  3,  2006
Fairlawn,  Ohio


XA, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
June 30, 2006 and 2005

                                                2006          2005
                                            ------------  ------------
                               ASSETS
Current Assets
     Cash                                   $   530,065   $ 1,053,178
     Accounts receivable                        981,346       371,653
     Work in process at cost                    493,501       616,133
     Prepaid expenses                            35,721         9,427
     Prepaid employment contract                 45,893        83,041
                                            ------------  ------------
        Total Current Assets                  2,086,526     2,133,432

Fixed Assets
     Equipment                                  221,726       177,044
     Furniture and fixtures                      59,753        53,059
     Leasehold improvements                     679,600        40,735
                                            ------------  ------------
                                                961,080       270,838
     Less accumulated depreciation             (178,176)     (139,621)
                                            ------------  ------------
                                                782,904       131,217

Other Assets
     Discount on Convertible Notes Payable      110,732       243,960
     Deferred taxes                             540,000       525,000
     Prepaid employment bonus                    75,000       173,055
     Deposits                                    64,346         7,713
     Goodwill                                   865,309       865,309
                                            ------------  ------------
                                              1,655,387     1,815,037
                                            ------------  ------------
                                            $ 4,524,817   $ 4,079,686
                                            ============  ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                       $   423,244   $   238,446
     Accrued payroll                              8,500             -
     Interest Payable                            82,800
     Withheld and accrued taxes                   4,704         2,858
     Unearned revenues                          639,472       987,039
     Line of credit                             800,000             -
     Current portion of long term debt        2,032,500       882,500
                                            ------------  ------------
        Total Current Liabilities             3,991,221     2,110,843

Long-term Debt
     Note payable                                     -     1,150,000

Stockholders' Equity
     Series A preferred stock                         -             -
     Common stock                                 3,777         3,569
     Additional paid in capital               2,230,996     2,188,907
     Retained income                         (1,701,177)   (1,373,633)
     Subscription receivable                          -             -
                                            ------------  ------------
                                                533,596       818,843
                                            ------------  ------------
                                            $ 4,524,817   $ 4,079,686
                                            ============  ============

See accompanying notes to financial statements.


XA, Inc. and Subsidiary
CONSOLIDATED INCOME STATEMENT
For the Quarters and Year to Date Ended June 30, 2006 and 2005

                                  2nd Quarter Year-to-date 2nd Quarter Year-to-date
                                     2006         2006         2005         2005
                                 -----------  -----------  -----------  -----------
Revenues
     Sales                       $2,350,319   $5,391,070   $2,467,231   $5,131,953

Cost of goods sold
     Direct production costs      1,316,218    3,152,348    1,517,673    3,452,622
                                 -----------  -----------  -----------  -----------

Gross profit                      1,034,102    2,238,722      949,558    1,679,331

Administrative expense
     Administrative               1,155,550    2,343,517    1,014,691    1,591,804
                                 -----------  -----------  -----------  -----------

Income from operations             (121,448)    (104,795)     (65,133)      87,527

Other income and expenses
     Other income                     2,321        5,018            -        3,433
     Other expenses                 (99,443)    (183,419)     (81,252)    (164,102)
                                 -----------  -----------  -----------  -----------
                                    (97,122)    (178,401)     (81,252)    (160,669)
                                 -----------  -----------  -----------  -----------
Income before taxes                (218,571)    (283,196)    (146,385)     (73,142)

Tax provisions
     Tax provisions                       -            -      (29,000)           -
                                 -----------  -----------  -----------  -----------

Net (Loss) Income                $ (218,571)  $ (283,196)  $ (117,385)  $  (73,142)
                                 ===========  ===========  ===========  ===========

Loss per Share
     Average shares outstanding   3,777,250    3,764,750
     Basic                       $    (0.06)  $    (0.08)

See accompanying notes to financial statements.


XA, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from January 1, 2005 through June 30, 2006


                                     Series A                           Additional
                                  Preferred Stock   Common Stock --      Paid-in      Retained
                                 Shares    Amount   Shares    Amount     Capital      Deficit       Total
                                 -------  -------  ---------  --------  ----------  ------------  ----------
Balance December 31, 2004             3   $     -  3,516,250  $  3,516  $2,170,532  $(1,300,835)  $ 873,213
     Shares issued for services       -         -    202,500       203      42,625                   42,828
     Net Loss                         -         -          -         -           -     (109,646)   (109,646)
                                 -------  -------  ---------  --------  ----------  ------------  ----------
Balance December 31, 2005             3         -  3,718,750     3,719   2,213,157   (1,410,481)    806,395
     Shares issued for services                       33,500        33       9,464                    9,497
     Net loss                                                                           (64,625)    (64,625)
                                 ---------------------------------------------------------------------------
Balance March 31, 2006                3         -  3,752,250     3,752   2,222,621   (1,475,106)    751,267
     Purchase and retirement of
     Preferred share                 (1)        -          -         -           -       (7,500)     (7,500)
     Shares issued for services       -         -     25,000        25       8,375            -       8,400
     Net Loss                                                                          (218,571)   (218,571)
                                 -------  -------  ---------  --------  ----------  ------------  ----------
Balance June 30, 2006                 2   $     -  3,777,250  $  3,777  $2,230,996  $(1,701,177)  $ 533,596
                                 ===========================================================================

See accompanying notes to financial statements.


XA, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Quarters and Year to Date Ended June 30, 2006 and 2005


                                                  2nd Quarter Year to date 2nd Quarter Year to date
                                                     2006        2006        2005         2005
                                                  ----------  ----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)                                 $(218,571)  $(283,196)  $ (117,385)  $  (73,142)
Adjustments to reconcile net earnings to net
  cash provided (used) by operating activities:
    Provision for deferred taxes                          -           -            -            -
    Depreciation                                     16,721      25,663        6,545       14,688
    Amortization of Discounts on Notes Payable       33,307      66,614       33,307       66,614
    Stock for services                                8,400      17,897       18,428       18,428
  Changes in Current assets and liabilities:
    (Increase) Decrease in Accounts receivable     (276,725)    233,147      219,661       87,376
    (Increase) Decrease in Work in process          318,697     277,061     (214,430)    (429,527)
    (Increase) Decrease in Prepaid expenses         (12,040)      1,204       (7,193)      (6,693)
    (Increase) Decrease in Officers loans                 -           -            -            -
    (Increase) in Prepaid employment contracts       21,787      43,574       27,065       (4,481)
    (Decrease) Increase in Accounts payable         219,731     (22,742)       2,130       (7,336)
    (Decrease) Increase in Accrued payroll            6,800       8,500            -      (17,798)
    (Decrease) Increase in Accrued interest          41,400      21,324      (41,400)
    (Decrease) in Withheld and accrued taxes          1,111         233      (29,028)      (1,348)
    Increase (Decrease) in Unearned revenue        (354,375)   (582,757)     215,491      417,353
                                                  ----------  ----------  -----------  -----------
    NET CASH PROVIDED (USED) BY
          OPERATING ACTIVITIES                     (193,757)   (193,478)     113,191       64,134

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of Fixed assets                      (381,117)   (672,795)      (6,282)     (21,465)
     Purchase of Preferred stock                     (7,500)     (7,500)           -            -
     Increase in Goodwill                                 -           -            -      (57,075)
     (Increase) Decrease in Deposits                   (500)      8,366       30,467       30,467
                                                  ----------  ----------  -----------  -----------
     NET CASH (USED) BY INVESTING
          ACTIVITIES                               (389,117)   (671,929)      24,185      (48,073)

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock                                 -           -            -            -
     Increase in Line of credit                     500,000     800,000            -            -
                                                  ----------  ----------  -----------  -----------
     NET CASH USED BY
          FINANCING ACTIVITIES                      500,000     800,000            -            -
                                                  ----------  ----------  -----------  -----------

NET INCREASE (DECREASE) IN CASH                     (82,874)    (65,407)     137,376       16,061
CASH ACQUIRED IN ACQUISITION                              -           -            -            -
CASH AT BEGINNING OF PERIOD                         612,939     595,472      915,802    1,037,117
CASH AT END OF PERIOD                             ----------  ----------  -----------  -----------
                                                  $ 530,065   $ 530,065   $1,053,178   $1,053,178
                                                  ==========  ==========  ===========  ===========

See accompanying notes to financial statements.

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2006

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

On March 31, 2006, the Company issued 25,000 shares of common stock for services. The shares were valued at $8,400.

The consolidated financial statements include the accounts of XA, Inc and Fiori XA, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2006

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

Cash  paid  during  the  year  for:

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

Depreciation expense for the quarter and year to date ended June 30, 2006 and 2005 were $16,721, $258,663 and $6,545, $14,688, respectively.

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

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2006

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED
------------------------------------------------------------------------

The estimated tax provision at June 30, 2006 and 2005 consists of the following:

     Estimated  Recoverable         2006               2005
                                  --------            -------

     Federal                       $ -0-              $ -0-
     State                           -0-                -0-
                                  --------            -------
                                   $ -0-              $ -0-
                                  ========            =======

The Company has net loss carryforwards of approximately $1,679,000 that begin to expire in 2020 for federal taxes and 2017 for state taxes.

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

NOTE  2  -  DISCOUNT  ON  CONVERTIBLE  NOTES  PAYABLE
-----------------------------------------------------

Discount on Convertible Notes Payable represents costs the Company incurred in connection with the convertible promissory notes. These costs will be amortized over the life of the notes (24 months) on a straight-line basis. The amortization expenses for these costs were $33,307 for the quarters ending March 31, 2006 and 2005, respectively.

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2006

NOTE  3  -  NOTES  PAYABLE
--------------------------

On August 12, 2004, the Company entered into a Line of Credit agreement with a bank for $750,000. The note is due September 30, 2006. Interest varies at 0.25% over the Bank's prime rate. The Company's assets secure the note. The draws are based on a borrowing base formula at 75% of eligible accounts receivable less 90 days past due accounts. The agreement required the payment of a $5,000 commitment fee. The balance outstanding under this agreement at June 30, 2006 and 2005 was $800,000 and $0.

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

On September 13, 2004, note holders with $267,500 due converted these notes into 1,076,693 pre-reverse split shares of the Company's common stock in accordance with the note agreement. On November 1, 2004, note holders with $200,000 due converted these notes into 811,533 pre-reverse split shares of the Company's common stock in accordance with the note agreement. The balance due at June 30, 2006 and 2005 was $2,032,500 and $2,032.500, respectively.

Total  Long-Term  debt  at  June  30,  2006,  is  as  follows:

                                       2006
                                       ----
     Long-term  debt               $2,032,500
     Less  Current  portion       ($2,032,500)
                                  ------------
     Long-term  debt               $      -0-
                                  ============

Maturities  on  long-term  debt  at  June  30,  2006  are  as  follows:

     Year  ending  December  31,  2006       $2,032,500

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2006

NOTE  4  -  EQUITY
------------------

PREFERRED  STOCK
----------------

On December 27, 2004, the Board of Directors, with shareholder approval, issued 3 shares, of the authorized 10,000,000 shares of "blank check" preferred, as Series A Preferred Shares. The Series A Preferred Shares have a par value of $.001 per share, have no rights to dividends, no liquidation preference, no conversion rights and no redemption rights. The holders thereof, voting as a class, shall have the right to vote on all shareholder matters equal to fifty-one percent of the total vote. On May 22, 2006, the Company purchased and retired one share of preferred stock for $7,500. There were 2 shares outstanding at June 30, 2006.

COMMON  STOCK
-------------

On December 19, 2005 the shareholders of the Company increased the total authorized shares of common stock to 20,000,000 with a par value of $.001 per share. The Company had 3,777,250 and 3,568,750 shares outstanding at June 30, 2006 and 2005, respectively.

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

                                  June 30, 2006

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

                                  June 30, 2006

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

                                  June 30, 2006

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

On April 1, 2006, the Company entered into a three-year lease for warehouse space in New Jersey. The lease payments are $4,037 per month the first year, $4,238 per month the second year and $4,449 per month the third year. The lease has a provision for a three year renewal.

Future  minimum  payments  due  under  these  lease  agreements  are as follows:

          2006                             $576,484
          2007                             $583,428
          2008                             $543,885
          2009                             $496,600
          2010                             $491,776

NOTE  7  -  STOCK  OPTIONS
--------------------------

On June 19, 2006, the Company's Board of Directors approved the issuance of 490,000 incentive stock options to employees. The options have an exercise price of $0.34 per share. The options terminate if unexercised on June 19, 2016 and vest with the employee on June 19, 2009 unless terminated earlier pursuant to the agreement. The options vest immediately upon the occurrence of a change in control of the Company.

On August 2, 2006, the Company granted 850,000 common stock options to its Chief Executive Office and 650,000 common stock options to its Chief Operation Officer. The options have an exercise price of $0.75 per share. The options terminate if unexercised on the fifth anniversary of the vesting date. The options vest one third per year over a three year period beginning one year after the Company's registration statement is declared effective. The options vest immediately upon the occurrence of a change in control of the Company.

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2006

NOTE  8  -  EMPLOYMENT  AGREEMENTS
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

These agreements were terminated on August 1, 2006, with new agreements. The new agreements are for the Company's Chief Executive Officer and Chief Operating Officer. The agreements provide for the immediate vesting of all of the shares held subject to forfeiture and are for a term of five years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF XA, INC. ("XA", "THE COMPANY", "WE", "US" OR "OUR") TO BE
MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2006.

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

In June 2004, the Company entered into a Subscription Agreement with Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, Whalehaven Funds Limited, Greenwich Growth Fund Limited and Genesis Microcap Inc. (collectively the "6% Note Purchasers") to purchase convertible promissory notes having an aggregate principal amount of $2,500,000, a 6% annual interest rate, and a conversion price of $0.25 per share (the " 6% Notes"). Following the reverse stock split on December 9, 2004, the conversion price of the 6% Notes would have been $5.00 per share, however, the Company agreed to change the conversion price of the 6% Notes to $2.00 per share.

Of the $2,500,000 in Convertible 6% Notes issued to the Note Holders, $467,500 in principal and $4,555.67 in interest were converted into a total of 94,412 post split shares, leaving $2,032,500 (not including any accrued interest) which could be converted into approximately 1,016,250 shares of Common Stock as of June 30, 2006. The Subscription Agreement also provided for the issuance of warrants to purchase up to an aggregate of 250,000 shares of Common Stock, with an exercise price of $9.60 per share (the "Class A Warrants"), and warrants to purchase up to an aggregate of 500,000 shares of Common Stock, with an exercise price of $5.00 per share (the "Class B Warrants"). The Company did not agree to change the exercise price of the Class A Warrants or the exercise price of the Class B Warrants. The Class A Warrants expire Four (4) years from the date they were issued. The Class B Warrants have expired and no Class B Warrants were ever exercised by the 6% Note Purchasers.

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

On or about May 23, 2006, XA, Inc. we entered into an agreement with our former Chief Executive Officer and former Director, Frank Goldstin, whereby we agreed to purchase one (1) share of Series A Preferred Stock from Mr. Goldstin ("Series A Preferred Stock" and the "Preferred Stock Agreement"). Pursuant to the Preferred Stock Agreement, we purchased Mr. Goldstin's share of Series A
Preferred  Stock  in  consideration  for  $7,500, which share we have cancelled.

On or about May 22, 2006, our Chief Executive Officer and Director Joseph Wagner and our Chief Operating Officer and Director Jean Wilson entered into a Voting Agreement, to memorialize a verbal understanding that they had since January 2006, to vote together on all shareholder matters. The Voting Agreement provides that until March 31, 2007, Mr. Wagner and Ms. Wilson agree to vote their shares of Series A Preferred Stock together on all shareholder matters requiring shareholder approval.

                                SUBSEQUENT EVENTS
                                -----------------

On August 8, 2006 (the "Closing"), we entered into a Securities Purchase Agreement (the "Purchase Agreement") with Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital II LLC, Sands Brothers Venture Capital III LLC,
Sands  Brothers  Venture  Capital IV LLC, and Katie & Adam Bridge Partners, L.P.

(each a "Purchaser" and collectively the "Purchasers"), pursuant to which we sold the Purchasers 11% Senior Subordinated Secured Convertible Promissory Notes in the aggregate principal amount of $1,250,000 (collectively the "Senior Notes") and five (5) year warrants to purchase an aggregate of one hundred and seventy-five thousand (175,000) shares of our common stock at an exercise price of $1.10 per share (the "Warrants" and collectively with the Senior Notes, the "Securities" and the entire transaction is defined herein as the "Funding"). Our repayment of the Senior Notes and any accrued interest thereon is secured by a security interest in substantially all of our assets, which we granted to the Purchasers pursuant to a Security Agreement (the "Security Agreement"), which we entered into with the Purchasers at the Closing. We also granted the Purchasers, Venture and Mastodon (as defined below) registration rights in connection with the shares of common stock issuable in connection with the conversion of the Senior Notes and the exercise of the Warrants, the Mastodon Warrants and the Venture Warrants (as defined below, collectively the "Underlying Shares"), pursuant to our entry into a Registration Rights Agreement (the "Registration Rights Agreement"), which we entered into at the Closing.

In connection with the Closing, we agreed to pay certain fees to the placement agent of the funding, Laidlaw & Company (UK) Ltd. ("Laidlaw") and certain other fees to the Purchasers, including $80,000 to the Purchasers in due diligence fees and $35,000 in connection with legal expenses; and a finders fee to Laidlaw in the amount of $80,000 in connection with the Funding, as well as various attorney's fees of Laidlaw amounting to $5,500; and a five-year warrant to purchase fifteen percent (15%) of all of the Underlying Shares, which have the same rights as the Warrants.

Furthermore, pursuant to the Purchase Agreement, we agreed to grant the Purchasers the right to appoint one Director to our Board of Directors (or a Board Advisory Seat to observe at all board meetings). In the event the Purchasers desire to exercise such right to appoint a Director, our Board of Directors will be increased to five (5) members.

Prior to our entry into the Purchase Agreement, and the consummation of the Funding, we received waivers from LaSalle Bank National Association to approve the Funding, whom we currently owe $800,000 pursuant to a revolving line of credit. Additionally, we received the waiver of the 6% Note Purchasers, ,who purchased the 6% Convertible Notes in June and September 2004, to approve the funding and waive our previous default under the 6% Convertible Notes (described in greater detail below) pursuant to our entry into a Waiver of Rights Agreement with the 6% Note Purchasers on July 17, 2006, with an effective date of June 30, 2006, which Waiver of Rights Agreement was later extended by the 6% Note Purchasers until August 9, 2006.

We also agreed to issue an aggregate of 333,333 warrants to purchase shares of our common stock at an exercise price of $0.30 per share to Sands Brothers Venture Capital Funds ("Venture" and the "Venture Warrants") and 666,667 warrants to purchase shares of our common stock at an exercise price of $0.30 per share to Mastodon Ventures, Inc. ("Mastodon" and the "Mastodon Warrants") in consulting fees, pursuant to the Purchaser Agreement. Both the Venture Warrants and the Mastodon Warrants are exercisable for five (5) years from the date of the Closing.

The Senior Notes, warrants, closing and related agreements are described in greater detail in our Form 8-K filing, which will be filed subsequent to this report.

REGISTRATION  RIGHTS  AGREEMENT

Pursuant to the Registration Rights Agreement, we agreed to register the Underlying Shares on a Form SB-2 registration statement with the Securities and Exchange Commission (the "Commission" and the "Registration Statement"). We agreed that in the event that the Private Offering has not occurred within six
(6)  months  of  the  Closing,  we will file the Registration Statement with the

Commission within forty-five days of the six (6) month anniversary of the Closing, March 25, 2007, and that we would obtain effectiveness of the Registration Statement no more than sixty (60) days after the date we are required to file such Registration Statement, or May 24, 2007 (the "Mandatory Filing Deadlines"). Provided that the Private Offering does occur within six
(6) months of the Closing, the Purchasers have demand registration rights pursuant to the Registration Rights Agreement, whereby the holders of 50.1% of the Senior Notes can demand that we file the Registration Statement at any time beginning on the nine (9) month anniversary date of the Closing, May 8, 2007. If the Purchasers demand that we file a Registration Statement, we are required to file the Registration Statement with the Commission within forty-five days of the date such demand is given, and we are required to obtain effectiveness of the Registration Statement no more than sixty (60) days after the date we are required to file such Registration Statement (collectively with the Mandatory Filing Deadlines the "Registration Deadlines").

If we fail to file or obtain effectiveness of the Registration Statement by the applicable Registration Deadlines or after such effectiveness the Purchasers are unable to sell the Underlying Shares, we are obligated, pursuant to the Registration Rights Agreement, to pay the Purchasers an amount in cash equal to two (2%) of the total principal amount of the Senior Notes, for each thirty (30) day period which the Registration Deadlines are not met or the Purchasers are unable to sell the Underlying Shares. If we fail to pay such damages within five (5) days of the date payable, we are required to pay interest on the amount payable at the rate of eighteen percent (18%) per annum, accruing daily until such amounts are paid in full.

We also agreed to provide the Purchasers piggy-back registration rights in connection with any registration agreement we may choose to file prior to the six (6) or nine (9) month anniversary of the Closing, when the Purchasers' mandatory and demand registration rights kick in, respectively.

               --------------------------------------------------

We immediately used $1,047,000 of the funds received through the Funding along with approximately $40,000 in cash to repay the $1,086,486 amount owed under our outstanding 6% Convertible Notes, which we sold to certain purchasers in June and September 2004 (the "6% Notes" and the "6% Note Purchasers"). The 6% Note Purchasers had originally purchased $2,500,000 in 6% Notes from us in two tranches, one tranche of $1,250,000 on June 30, 2004 (the "June 2004" tranche") and $1,250,000 on September 13, 2004 (the "September 2004" tranche"), however, the 6% Purchasers previously converted a portion of the 6% Notes into shares of our common stock, and as a result, only approximately $1,056,180 of principal remained due under the June 2004 tranche of the 6% Notes on June 30, 2006, which amount was not immediately paid when due. This amount would have accrued interest at the default rate equal to 15% until paid, however our default was waived by the 6% Note Purchasers pursuant to our entry into a Waiver of Rights Agreement with the 6% Note Purchasers on July 17, 2006, with an effective date of June 30, 2006, which Waiver of Rights Agreement was later extended by the 6% Note Purchasers until August 9, 2006. As a result, the remaining balance under the June 2004 portion of the 6% Notes was equal to $1,056,180 as of August 8, 2006, which amount was increased to $1,086,486 in connection with accrued and unpaid interest at 6% per annum on the outstanding amount of the June 2004 portion of the 6% Notes and the September 2004 portion of the 6% Notes. We still owe approximately $1,012,434 in principal on the September 2004 portion of the 6% Notes, which we hope to repay prior to the September 13, 2006 due date in connection with funds raised from the Subsequent Funding, as described above, of which there can be no assurance.

The remaining amount of the Funding equal to approximately $203,000 was paid to Laidlaw, Venture and to Laidlaw's legal counsel in connection with attorney's fees and finder's fees in connection with the Funding.

As a result of the funds paid to the 6% Note Purchasers and the funds paid in finder's fees and attorney's fees, as well as the cash we paid to the 6% Note Purchasers, the Funding cost us approximately $40,000 in cash; however, we were able to repay the June 2004 tranche of funds due to the 6% Note Purchasers, which funds we did not previously have, and which payment we would otherwise be in default of. Additionally, as stated above, we anticipate receiving approximately $1,250,000 in Subsequent Funding during August or September 2006, which funds we will use to repay the September 2004 tranche of funds owed to the 6% Note Purchasers, of which there can be no assurance.

                      CONSULTING AND EMPLOYMENT AGREEMENTS

Joseph  Wagner
--------------

In connection with the Closing, Joseph Wagner, our Chief Executive Officer, President and Director entered into a Consulting Agreement with us effective August 1, 2006, which Consulting Agreement replaced a prior Consulting Agreement entered into between the parties with an effective date of August 1, 2004. Pursuant to the Consulting Agreement, Mr. Wagner is to serve as our Chief Executive Officer, President and Secretary for a period of sixty (60) months from the effective date of the Consulting Agreement, August 1, 2006.

Jean  Wilson
------------

In connection with the Closing, Jean Wilson, our Chief Operating Officer, Treasurer and Director entered into an Employment Agreement with us effective August 1, 2006, which Employment Agreement replaced a prior Employment Agreement entered into between the parties with an effective date of August 1, 2004. Pursuant to the Employment Agreement, Ms. Wilson is to serve as our Chief Operating Officer and Treasurer for a period of sixty (60) months from the effective date of the Employment Agreement, August 1, 2006.

BUSINESS OPERATIONS

The Company, through its wholly-owned subsidiary, Experiential, is a comprehensive event marketing, design and production services agency. With full-service offices in Chicago and New York City as well as a sales office in Los Angeles, and a venue in New York City, XA is a leading provider of event services on an outsourced basis for corporations, associations and other organizations in the United States and abroad. XA provides its clients with a single source to their business communications and event planning needs.

For seventeen (17) years, XA has worked with clients around the globe to design and produce strategic multidimensional, highly stylized and integrated event programs. During the year ended December 31, 2005, XA planned and executed over one hundred and fifty (150) events that were attended by more than an aggregate of approximately thirty thousand (30,000) people in the United States and foreign markets. XA's clients during the year ended December 31, 2005 included L'Oreal USA, Barnes & Noble (NYSE:BKS), Cargo Magazine, VH1, W Hotels, Walt Disney Co. (NYSE:DIS), ABN AMRO (NYSE:ABN), Finesse, Kenneth Cole (NYSE:KCP), McDonald's Corporation (NYSE:MCD), Starbucks Corp. (NASDQ:SBUX), UNICEF, Royal Caribbean (NYSE:RCL), discovery networks, British Telecom, Heineken Light and the Wella Corporation. Additionally, XA planned Lennox Louis' wedding in Jamaica during the year ended 2005. During the six months ended June 30, 2006, XA planned approximately fifty (50) events, attended by over 25,500 people, for clients including McDonald's Corporation (NYSE:MCD), HBO, VH1, the Wella Corporation, the Ritz Carlton, Barnes and Noble, UNICEF, Discovery, Home & Garden Magazine, GLAAD, Universal Pictures, Goldman Sachs and Sports Illustrated.

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

According to an event marketing study conducted by PROMO Magazine ("PROMO") in 2005, and published in its April 1, 2006 edition, marketers spent $171 billion in event marketing in 2005, up 3% from the previous year. Additionally, according to The George P. Johnson Co.'s annual survey, EventView '05/'06, as reported by PROMO, 96% of marketing executives use events in their marketing mix. Because of these trends, XA believes it is well positioned to gain a greater share of the market for event production services and grow its operations moving forward.

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

Full  Service  Offices

XA operates two full-service offices located in Chicago and New York City as well as a sales office in Los Angeles and a venue in New York City. Chicago is home to XA's headquarters, which serves as the centralized base for administration and purchasing. XA opened the Los Angeles and New York City offices during 2003. XA chose to open offices in New York City and Los Angeles to better serve its national client base by providing existing clients with local offices and staff to coordinate and provide ongoing integrated communication services. In addition, by having local offices operating in New York City and Los Angeles, XA is better able to acquire new clients and business opportunities through aggressive local business development activities.

In December 2005, XA Scenes, entered into a lease on the ninth floor of 636-642 West 28th Street, New York, New York 10001, also known as the "Terminal Warehouse". We plan to use the Property for office space, event and production space and to host certain events in the future. Completed in June 2006, the 11,500 square foot multi-use facility consists of approximately 5,000 square feet of design production/office space and 6,500 square feet of special event space. The XA Scenes facility provides clients with spectacular views of the Hudson River within a state of the art special events facility.

On March 6, 2006, The Experiential Agency, Inc., the Company's wholly owned subsidiary ("Experiential"), entered into a Lease on Unit No. 2B in Building No. 2 of 1435 51st Street, in North Bergen, New Jersey. The lease commenced on April 1, 2006, and ends on March 31, 2009. The monthly rent on the lease is $4,037 from April 1, 2006 until March 31, 2007, $4,238 for the period from April 1, 2007 until March 31, 2008, and $4,449 for the period from April 1, 2008 until March 31, 2009. Upon the expiration of the lease, Experiential has the option to renew the lease for an additional three (3) year term. The monthly rental fees during the additional three year term, will be $4,671 from April 1, 2009 and March 31, 2010, $4,904 from April 1, 2010 and March 31, 2011, and $5,149 from April 1, 2011 to March 31, 2012. The landlord has the right to terminate the lease at any time after March 31, 2009, with six (6) months prior written notice to Experiential. This space will be used by XA for production and fabrication of d cor elements for events and storage of production inventory.

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

Creative  Talent

A primary value that XA brings to its clients is the creative talent, energy and commitment of its employees. XA seeks to attract and retain the best personnel by developing attractive compensation, benefits and training programs and providing long-term career opportunities that its smaller competitors cannot duplicate. XA has forty (40) employees, of whom thirty (30) are full-time employees.

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

                         COMPARISON OF OPERATING RESULTS

THREE  MONTHS  ENDED  JUNE  30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2005

We had sales of $2,350,319 for the three months ended June 30, 2006, compared to sales of $2,467,231 for the three months ended June 30, 2005, a decrease in sales from the prior period of $116,912 or 4.7%. The decrease in sales was due to the fact that we had less projects during the three months ended June 30,

2006, compared to the three months ended June 30, 2005, and because our revenues are booked on a project basis and several of our clients chose to delay the timing of the their events during the three months ended June 30, 2006, compared to the three months ended June 30, 2005, which had the effect of postponing those sales.

We had cost of goods sold relating to direct production costs of $1,316,218 for the three months ended June 30, 2006, compared to cost of goods sold relating to direct production costs of $1,517,673 for the three months ended June 30, 2005, a decrease in cost of goods sold from the prior period of $201,455 or 13.3%. This decrease was mainly attributable to the greater focus of our management on increasing our margins and decreasing our direct production costs and was also directly related to our 4.7% decrease in sales during the three months ended June 30, 2006, compared to the prior period.

Cost of goods sold as a percentage of sales was 56% for the three months ended June 30, 2006, compared to 61.5% for the three months ended June 30, 2005, a decrease in costs of goods sold as a percentage of sales of 5.5% from the prior period. This decrease was mainly attributable to the greater focus of our management on increasing our margins and decreasing our direct production costs.

We had gross profit of $1,034,102 for the three months ended June 30, 2006, compared to gross profit of $949,558 for the three months ended June 30, 2005, an increase in gross profit of $84,544 or 8.9% from the prior period. The increase in gross profit was due to the 13.3% decrease in cost of goods sold, coupled with only a 4.7% decrease in sales.

We had administrative expenses of $1,155,550 for the three months ended June 30, 2006, compared to administrative expenses of $1,014,691 for the three months ended June 30, 2005, an increase in administrative expenses of $140,859 or 13.9% from the prior period. The increase in administrative expenses was due to additional costs associated with our two new business development employees, which were added during the fourth quarter of fiscal 2005, as well as the increased expenses related to New York venue operations.

We had a loss from operations of $121,448 for the three months ended June 30, 2006, compared to a loss from operations of $65,133 for the three months ended June 30, 2005, an increase in loss from operations of $56,315 or 86.5% from the prior period. The increase in loss from operations was mainly attributable to the 13.9% increase in administrative expenses for the three months ended June
30,  2006,  compared  to  the  prior  period.

We had other expenses for the three months ended June 30, 2006 of $97,122, compared to other expenses of $81,252 for the three months ended June 30, 2005, an increase in other expenses of $15,870 or 19.5% from the prior period.

We had a loss before taxes of $218,571 for the three months ended June 30, 2006, compared to a loss before taxes of $146,385, an increase in loss before taxes of $72,186 or 49.3% from the prior period.

We had tax provisions of $-0- for the three months ended June 30, 2006, compared to tax provisions of $29,000 for the three months ended June 30, 2005.

We had a net loss of $218,571 for the three months ended June 30, 2006, compared to a net loss of $117,385 for the three months ended June 30, 2005, an increase in net loss of $101,186 or 86.2% from the prior period. The increase in net loss was mainly attributable to the 13.9% increase in administrative expenses, the 19.5% increase in other expenses and the 4.7% decrease in sales, which was not sufficiently offset by the 13.3% decrease in direct production costs for the three months ended June 30, 2006, compared to the three months ended June 30, 2005.

SIX  MONTHS  ENDED  JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

We had sales of $5,391,070 for the six months ended June 30, 2006, compared to sales of $5,131,953 for the six months ended June 30, 2005, an increase in sales from the prior period of $259,117 or 5%. The increase in sales was due to increased business development activities during the six months ended June 30, 2006, as well as the efforts of our two additional business development employees, who were added during the year ended December 31, 2005.

We had cost of goods sold relating to direct production costs of $3,152,348 for the six months ended June 30, 2006, compared to cost of goods sold relating to direct production costs of $3,452,622 for the six months ended June 30, 2005, a decrease in cost of goods sold from the prior period of $300,274 or 8.7%. This decrease was mainly attributable to the greater focus of our management on increasing our margins and decreasing our direct production costs.

Cost of goods sold as a percentage of sales was 58.5% for the six months ended June 30, 2006, compared to 67.3% for the six months ended June 30, 2005, a decrease in costs of goods sold as a percentage of sales of 8.8% from the prior period. This decrease was mainly attributable to the greater focus of our management on increasing our margins and decreasing our direct production costs.

We had gross profit of $2,238,722 for the six months ended June 30, 2006, compared to gross profit of $1,679,331 for the six months ended June 30, 2005, an increase in gross profit of $559,391 or 33.3% from the prior period. The increase in gross profit was due to the 5% increase in sales coupled with the 8.7% decrease in direct production costs.

We had administrative expenses of $2,343,517 for the six months ended June 30, 2006, compared to administrative expenses of $1,591,804 for the six months ended June 30, 2005, an increase in administrative expenses of $751,713 or 47.2% from the prior period. The increase in administrative expenses was due to additional costs associated with our two new business development employees, which were added during the fourth quarter of 2005, as well as the increased expenses related to our launch of XA Scenes and our New York venue.

We had a loss from operations of $104,795 for the six months ended June 30, 2006, compared to income from operations of $87,527 for the six months ended June 30, 2005, a decrease in income from operations of $192,322 or 219.7% from the prior period. The decrease in income from operations was mainly attributable to the 47.2% increase in administrative expenses for the six months ended June 30, 2006, compared to the prior period.

We had other expenses for the six months ended June 30, 2006, of $178,401, compared to other expenses of $160,669 for the six months ended June 30, 2005, an increase in other expenses of $17,732 or 11% from the prior period.

We had a loss before taxes of $283,196 for the six months ended June 30, 2006, compared to a loss before taxes of $73,142, an increase in loss before taxes of $210,054 or 287.2% from the prior period.

We had a net loss of $283,196 for the six months ended June 30, 2006, compared to a net loss of $73,142 for the six months ended June 30, 2005, a decrease in net income of $210,196 or 287.2% from the prior period. The decease in net income was mainly attributable to the 47.2% increase in administrative expenses and the 287.2% increase in other expenses, which was not sufficiently offset by the 5% increase in sales and 8.7% decrease in direct production costs for the six months ended June 30, 2006, compared to the six months ended June 30, 2005.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had total current assets of $2,086,526 as of June 30, 2006, which included cash of $530,065; accounts receivable of $981,346; work in process at cost of $493,501; prepaid expenses of $35,721; and prepaid employment contract of $45,893. This represented a decrease in current assets of $46,906 or 2.2% from current assets of $2,133,432 as of June 30, 2005. The prepaid employment contract consisted of 225,000 shares of the Company's Common Stock which were issued to the Company's Chief Executive Officer, Joseph Wagner and 70,000 shares of the Company's restricted Common Stock which were issued to the Company's Chief Operating Officer, Jean Wilson, in August 2004, in consideration of their services to the Company. Of Mr. Wagner's 225,000 restricted shares, 75,000 became fully vested as of December 31, 2004, and 75,000 shares became fully vested as of December 31, 2005. The remaining 75,000 shares vested immediately on August 1, 2006, in connection with our entry into a Consulting Agreement with Mr. Wagner, which Consulting Agreement replaced his previous Consulting Agreement with us. Of Ms. Wilson's 70,000 restricted shares, 25,000 became fully vested as of December 31, 2004, and 22,500 shares became fully vested as of December 31, 2005. The remaining 22,500 shares vested immediately on August 1, 2006, in connection with our entry into an Employment Agreement with Ms. Wilson, which Employment Agreement replaced her previous Employment Agreement with us.

The main factor leading to the decrease in current assets as of June 30, 2006, compared to current assets as of June 30, 2005 was a $523,113 or 49.7% decrease in cash and a $122,632 or 19.9% decrease in work in process at cost due to certain of our clients pushing back the planned dates of their events during the three months ended June 30, 2006, which resulted in a decrease of our work in progress as of June 30, 2006, which was offset by a $609,693 or 164% increase in accounts receivable due to our increased sales for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, as detailed above.

We had total fixed assets of $961,080 as of June 30, 2006, which included equipment of $221,726; furniture and fixtures of $59,753; and leasehold improvements of $679,000; which was offset by $178,176 of accumulated deprecation for net total fixed assets of $782,904. This represented an increase in fixed assets of $651,687 or 496.6% from total fixed assets of $131,217 as of June 30, 2005. The main reason for the increase in fixed assets from the prior year was a $638,865 or 1,568.4% increase in leasehold improvements, which increase was mainly due to the acquisition of and improvements on our XA Scenes office space and venue rental in New York and a $4,682 or 25% increase in equipment, which increase in equipment was in connection with the purchase of equipment in connection with the XA Scenes venue.

We had other assets of $1,655,387 as of June 30, 2006, which included $110,732 of discount on convertible notes payable; $540,000 of deferred taxes; $75,000 of prepaid employment bonus; $64,346 of deposit; and $865,309 of goodwill, which represented a decrease in other assets of $159,650 or 8.8% from other assets of $1,815,037 as of June 30, 2005. The main reason for the decrease in other assets was a $133,228 or 54.6% decrease in discount on convertible notes payable and a $98,055 or 56.7% decrease in prepaid employment bonus. The prepaid employment bonus consisted of prepaid employment bonuses in the form of common stock with the Company's senior management, which shares became fully vested on August 1, 2006, in connection with the Company's entry into a new Employment Agreement with the Company's Chief Operating Officer, Jean Wilson and a new Consulting
Agreement with the Company's Chief Executive Officer, Joseph Wagner, which agreements superseded the prior agreements with those individuals and provided that all shares of common stock subject to forfeiture would be immediately earned and not subject to forfeiture (as described above).

We had total assets of $4,524,817 as of June 30, 2006, compared to total assets of $4,079,686 as of June 30, 2005, an increase in total assets of $445,131 or 10.9% from the prior period, which increase was mainly due to the increase in accounts receivable and the increase in leasehold improvements as explained above.

We had total current liabilities of $3,991,221 as of June 30, 2006, which included $423,244 of accounts payable; $8,500 of accrued payroll; $82,800 of interest payable, which represents accrued and unpaid interest on the 6% Notes; $4,704 of withheld and accrued taxes; $639,472 of unearned revenues which were attributable to us better matching our revenues and costs according to GAAP, which caused a corresponding increase in unearned revenues for the three months ended June 30, 2006; $800,000 of line of credit; and $2,032,500 of current portion of long term debt in connection with amounts owed to the 6% Note Purchasers under the 6% Notes (described below). This represented a $1,880,378 or 89.1% increase in current liabilities from current liabilities of $2,110,843 as of June 30, 2005. The main reasons for the increase in current liabilities were the addition of the $1,150,000 in current portion of long term debt, which moved from long-term debt as of June 30, 2005 to a current liability as of June 30, 2006, due to the fact that the convertible notes were due and payable in June and September 2006 and the addition of $800,000 under our line of credit.

We had negative working capital of $1,904,695 as of June 30, 2006, compared to positive working capital of $22,589 as of June 30, 2005. The change from positive working capital to negative working capital was mainly due to the $2,032,500 in 6% Notes becoming a current liability and the $800,000 owed pursuant to our line of credit.

We had net cash used by operating activities of $193,478 for the six months ended June 30, 2006, which was mainly due to a $582,757 decrease in unearned revenues and $283,196 of net loss offset by a decrease of $277,061 in work in progress and a $233,147 decrease in accounts receivable.

We had $671,929 of net cash used by investing activities for the six months ended June 30, 2006, which was due to $672,795 of purchase of fixed assets and a $7,500 purchase of preferred stock offset by an $8,366 of decrease in deposits.

We had $800,000 of net cash used by financing activities during the six months ended June 30, 2006, which included an increase in our line of credit of $800,000. The Company has a line of credit agreement which it entered into on August 12, 2004, with a bank for $750,000 (the "Line of Credit"). The Line of Credit was due August 12, 2005, and the interest varies at 0.25% over the prime rate (currently 8.5%, with the prime rate at 8.25% as of August 2, 2006). The Company's assets secure the Line of Credit. Prior to the expiration of the Line of Credit, the line of credit was renewed for another year and increased to $800,000, which Line of Credit currently has a due date of December 1, 2007. The Company borrowed $500,000 pursuant to this Line of Credit during the three months ended June 30, 2006, and the balance outstanding under this Line of Credit at June 30, 2006, was $800,000.

On June 1, 2006, we entered into a business loan for a loan of up to $750,000 with LaSalle Bank National Association ("LaSalle"), which loan bears interest at the prime rate plus 0.25% until paid, currently equal to 8.5%, with the prime rate at 8.25% as of August 2, 2006. We have borrowed $0 in funds pursuant to the business loan with LaSalle to date. Any amounts borrowed under the business loan are due and payable on June 30, 2007.

On  August  8,  2006  (the  "Closing"),  we  entered  into a Securities Purchase
Agreement (the "Purchase Agreement") with various "Purchasers," pursuant to which we sold the Purchasers 11% Senior Subordinated Secured Convertible Promissory Notes in the aggregate principal amount of $1,250,000 (the "Senior Note") and five (5) year warrants to purchase an aggregate of one hundred and seventy-five thousand (175,000) shares of our common stock at an exercise price of $1.10 per share (the "Warrants"). Our repayment of the Senior Notes and any accrued interest thereon is secured by a security interest in substantially all of our assets, which we granted to the Purchasers pursuant to a Security Agreement (the "Security Agreement"), which we entered into with the Purchasers at the Closing. We also granted the Purchasers, Venture and Mastodon (as defined above) registration rights in connection with the shares of common stock issuable in connection with the conversion of the Senior Notes and the exercise of the Warrants, the Mastodon Warrants and the Venture Warrants (as defined above, collectively the "Underlying Shares"), pursuant to our entry into a Registration Rights Agreement (the "Registration Rights Agreement"), which we entered into at the Closing.

We immediately used $1,047,000 of the funds received through the Funding along with approximately $40,000 in cash on hand to repay the $1,086,486 amount owed under our outstanding 6% Convertible Notes, which we sold to certain purchasers in June and September 2004 (the "6% Notes" and the "6% Note Purchasers"). The
6% Note Purchasers had originally purchased $2,500,000 in 6% Notes from us in two tranches, one tranche of $1,250,000 on June 30, 2004 (the "June 2004" tranche") and $1,250,000 on September 13, 2004 (the "September 2004" tranche"), however, the 6% Purchasers previously converted a portion of the 6% Notes into shares of our common stock, and as a result, only approximately $1,056,180 of principal remained due under the June 2004 tranche of the 6% Notes on June 30, 2006, which amount was not immediately paid when due. This amount would have accrued interest at the default rate equal to 15% until paid, however our default was waived by the 6% Note Purchasers pursuant to our entry into a Waiver of Rights Agreement with the 6% Note Purchasers on July 17, 2006, with an effective date of June 30, 2006, which Waiver of Rights Agreement was later extended by the 6% Note Purchasers until August 9, 2006. As a result, the remaining balance under the June 2004 portion of the 6% Notes was equal to $1,056,180 as of August 8, 2006, which amount was increased to $1,086,486 in connection with accrued and unpaid interest at 6% per annum on the outstanding amount of the June 2004 portion of the 6% Notes and the September 2004 portion of the 6% Notes. We still owe approximately $1,012,434 in principal on the September 2004 portion of the 6% Notes, which we hope to repay prior to the September 13, 2006 due date in connection with funds raised from the Subsequent Funding, as described above, of which there can be no assurance.

The remaining amount of the Funding equal to approximately $203,000 was paid to Laidlaw, Venture and to Laidlaw's legal counsel in connection with attorney's fees and finder's fees in connection with the Funding.

As a result of the funds paid to the 6% Note Purchasers and the funds paid in finder's fees and attorney's fees, as well as the cash we paid to the 6% Note Purchasers, the Funding cost us approximately $40,000 in cash; however, we were able to repay the June 2004 tranche of funds due to the 6% Note Purchasers, which funds we did not previously have, and which payment we would otherwise be in default of. Additionally, as stated above, we anticipate receiving approximately $1,250,000 in Subsequent Funding during August or September 2006, which funds we will use to repay the $1,024,750 owed under the September 2004 tranche of funds, which is due on September 13, 2006, of which there can be no assurance.

In addition to the additional funding we will require prior to September 13, 2006, to repay the September 2004 tranche of funding, as well as approximately $800,000 which we owe under the Line of Credit, which amount is due on December 1, 2007, we anticipate the need for approximately $1 to $5 million of additional financing to support strategic acquisitions and our current expansion plan for the next 18 to 24 months.

A substantial portion of the Company's investment capital, other than those amounts used to repay the September 2004 tranche of funds owed to the 6% Note Purchasers and the amounts owed under our Line of Credit will be used to finance the expansion of the Company's business in accordance with its acquisition strategy. To the extent that the proceeds are not used for acquisitions, such proceeds will be used for general corporate purposes and for working capital needs. The amount and timing of such uses will vary depending on the availability of acquisition opportunities. Pending such uses, the net proceeds will be invested in short-term investment grade securities.

While the Company is not currently a party to any agreements with respect to any acquisitions, it is possible that an agreement in principle or a definitive agreement as to one or more acquisitions will be executed prior to the completion of the current capital raising efforts. It is likely that the closing of any acquisition would require the Company to raise additional funds, which there can be no assurance will be available on favorable terms, if at all.

At this time, no additional financing has been secured. The Company has no commitments from officers, directors or affiliates to provide funding. Our growth and continued operations could be impaired by limitations on our access to the capital markets as well as penalties we may be forced to pay to the Note holders if we are unable to repay the September 2004 tranche of 6% Notes when due and/or the Senior Notes when due, if such notes are not converted into shares of our common stock. Without additional financing, we believe we can continue our operations. However, if we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to pursue our expansion strategy and/or repay the remaining amount of the 6% Notes and/or the Senior Notes when due. There can be no assurance that capital from outside sources will be available, or if such financing is available, it may involve issuing securities senior to our Common Stock or equity financings which are dilutive to holders of our Common Stock. In addition, in the event we do not raise additional capital from conventional sources, it is likely that our growth will be restricted and we may need to scale back or curtail implementing our business plan.

We currently have a commitment from Laidlaw to arrange for additional purchasers to purchase an additional $1,500,000 in a Funding similar to our August 8, 2006, Funding transaction, which funds, assuming they are received will be used to repay the September 2004 tranche of the 6% Notes, which we anticipate closing in August or September 2006; however we can provide no assurances that such financing will close prior to the September 13, 2006 due date of the 6% Notes, if at all. Additionally, assuming the outstanding Warrants are exercised, we will receive $192,500 in additional funds in connection with such exercise and if the Venture Warrants and Mastodon Warrants are exercised, we will receive $300,000 in additional funds; however there is no assurance that such warrants will be exercised prior the due date of the 6% Notes, the Senior Notes, and/or the Line of Credit.

                                  RISK FACTORS
                            -------------------------

                          RISKS RELATING TO THE COMPANY

WE HAVE A PRESENT NEED FOR CAPITAL IN ADDITION TO $1.25 MILLION ALREADY RAISED IN AUGUST 2006.

It is imperative that we raise $1 to $5 million of financing to pursue additional acquisitions if the opportunity arises, which is in addition to $1.25 million already raised in August 2006, and the $1,024,750, not including any accrued or unpaid interest, which we still owe to the 6% Note holders, which amount is due on September 13, 2006. Furthermore, the currently outstanding $1,250,000 Senior Notes are due on November 8, 2007, if such Senior Notes are not converted into shares of our common stock prior to such due date and we have approximately $800,000 which is due on December 1, 2007, pursuant to our Line of Credit. At this time, no additional financing has been secured. Our growth and continued operations could be impaired by limitations on our access to the capital markets. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to continue our business operations and pursue our expansion strategy. We need to raise additional capital to repay the 6% Note Purchasers, the Senior Note holders and the Line of Credit, as a result, we may seek to enter into acquisitions or mergers in the future, which could result in a restructuring, change of control and/or a change in our business focus, as well as potential dilution to then current shareholders. In the event we do not raise additional capital from conventional sources, there is every likelihood that we may need to scale back or curtail implementing our business plan.

WE  HEAVILY  DEPEND  ON  JOSEPH  WAGNER  AND  JEAN  WILSON.

The success of the Company depends heavily upon the personal efforts and abilities of Joseph Wagner and Jean Wilson. Joseph Wagner entered into a sixty
(60) month Consulting Agreement with the Company effective August 1, 2006, pursuant to which Mr. Wagner serves as the Company's, Chief Executive Officer, President and Secretary. Mr. Wagner is also a director of the Company. Mr. Wagner may engage in business activities or interests outside of the Company which are not adverse or competitive to the Company. Jean Wilson serves as the Company's Chief Operating Officer, Treasurer and as a director of the Company pursuant to a sixty (60) month Employment Agreement she entered into with the Company, with an effective date of August 1, 2006. Mr. Wagner and Ms. Wilson may voluntarily terminate their employment at any time. The loss of Mr. Wagner, Ms. Wilson or other key employees could have a material adverse effect on our business, results of operations or financial condition. In addition, the absence of Mr. Wagner or Ms. Wilson may force us to seek a replacement who may have less experience or who may not understand our business as well, or we may not be able to find a suitable replacement.

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

THE SENIOR NOTES ARE SECURED BY A SECURITY INTEREST IN SUBSTANTIALLY ALL OF OUR ASSETS.

In August 2006, we sold $1,250,000 in 11% Senior Secured Convertible Notes to certain Purchasers. The Senior Notes and interest on such notes are convertible into shares of our common stock, however, if we fail to register the shares which the Senior Notes are convertible into or such registration statement ceases to be effective or if the Purchasers fail to convert the outstanding amount of the Senior Notes into shares of our common stock, we will be obligated to repay up to $1,250,000, not including any accrued interest, on the due date of such Senior Notes, November 8, 2007. If we default in our repayment of the Senior Notes when due, the Purchasers can take control of substantially all of our assets due to the fact that the repayment of the Senior Notes are secured by a Security Agreement, pursuant to which we granted the Purchasers a security interests in substantially all of our assets. As a result, if we default in the repayment of the Senior Notes, the Purchasers may take control of substantially all of our assets, which could force us to curtail or abandon our business operations, and any investment in us could become worthless.

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

JOSEPH WAGNER AND JEAN WILSON CAN VOTE AN AGGREGATE OF 71.2% OF OUR COMMON STOCK AND CAN EXERCISE CONTROL OVER CORPORATE DECISIONS.

Joseph Wagner and Jean Wilson can vote an aggregate of 5,527,125 shares (or 71.2%) of our outstanding voting shares which includes 3,957,444 votes due to their aggregate ownership of two shares of Series A Preferred Stock. Frank Goldstin, our former Director and former Chief Executive Officer entered into voting agreements with Joseph Wagner and Jean Wilson with respect to a total of 1,088,480 shares of Common Stock owned by Mr. Goldstin. The general affect of the voting agreements is that Mr. Wagner and Ms. Wilson can vote 544,240 and 544,240 shares, respectively, out of approximately 1,485,282 shares of Common Stock owned by Mr. Goldstin in addition to Common Stock that Mr. Wagner and Ms. Wilson otherwise respectively own. Additionally, on December 28, 2004, the Company's Board of Directors approved the issuance of Three (3) shares of Series A Preferred Stock, One (1) each to Frank Goldstin, Jean Wilson, and Joseph Wagner for services rendered. The Preferred Stock share issued to Mr. Goldstin was subsequently returned to the Company and cancelled. The two remaining shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. Accordingly, Joseph Wagner and Jean Wilson will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Wagner and Ms. Wilson may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

ASSUMING THE CANCELLATION OF THE OUTSTANDING SHARES OF SERIES A PREFERRED STOCK, OUR OFFICERS AND DIRECTORS WILL NOT EXERCISE MAJORITY VOTING CONTROL OVER US AND AS SUCH, WE MAY FACE A CHANGE IN CONTROL.

Assuming the closing of the Subsequent Funding and the cancellation of our two outstanding shares of Series A Preferred Stock, which can vote in aggregate 51% of our outstanding common stock, our Chief Executive Officer and Director Joseph Wagner and our Chief Operation Officer, Jean Wilson, will not exercise majority voting control over us. As a result, our shareholders who are not officers and Directors of us will be able to obtain a majority of voting shares, which will allow such shareholders, should they so choose, to re-elect new Directors who may then appoint different individuals as officers of us. Because of this, Mr. Wagner, Ms. Wilson or Mr. Spencer, may not be reappointed by our shareholders when they are up for re-election and/or may be replaced by other individuals. If that were to happen, our new management could affect a change in our business focus and/or curtail or abandon our business operations, which in turn could cause the value of our securities, to decline or become worthless.

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

The Company has 500,000 shares of preferred stock authorized. The shares of preferred stock of the Company may be issued from time to time in one or more series, each of which shall have distinctive designation or title as shall be determined by the Board of Directors of the Company ("Board of Directors") prior to the issuance of any shares thereof. The preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by the Board of Directors. On December 28, 2004, the Company's Board of Directors approved the issuance of Three (3) shares of Series A Preferred Stock, One (1) each to Frank Goldstin, Jean Wilson, and Joseph Wagner for services rendered. The Preferred Stock share issued to Mr. Goldstin was subsequently returned to the Company and cancelled. The two remaining shares of Series A Preferred Stock, which we have agreed to cancel for nominal consideration assuming the closing of the Subsequent Funding, have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. For example, if there are 10,000,000 shares of the Company's common stock issued and outstanding at the time of a shareholder vote, the holders of Series A Preferred Stock, voting separately as a class, will have the right to vote an aggregate of 10,400,000 shares, out of a total number of 20,400,000 shares voting. Because the Board of Directors is able to designate the powers and preferences of the preferred stock without the vote of a majority of the Company's shareholders, shareholders of the Company will have no control over what designations and preferences the Company's preferred stock will have. Because of the shares of Series A Preferred Stock, the holders of the two shares of Series A Preferred Stock will exercise voting control over the Company. As a result of this, the Company's shareholders will have less control over the designations and preferences of the preferred stock and as a result the operations of the Company.

THE CONVERSION OF THE SENIOR NOTES AND THE EXERCISE OF THE WARRANTS, MASTODON WARRANTS AND VENTURE WARRANTS WILL CAUSE SUBSTANTIAL DILUTION TO OUR EXISTING SHAREHOLDERS.

We had 3,802,250 shares of common stock outstanding as of August 8, 2006. Assuming a conversion price of $0.75 per share (which conversion price and therefore the number of shares issuable in connection with the conversion of the Senior Notes is subject to adjustment as provided in the Senior Notes), the principal amount of the Senior Notes will convert into 1,666,667 shares of common stock and the outstanding Warrants, Mastodon Warrants and Venture Warrants can be exercised for 1,175,000 shares of common stock. As such, the conversion of the Senior Notes and exercise of the Warrants, Venture Warrants and Mastodon Warrants will cause substantial dilution to our existing shareholders.

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATIONS OF PENNY STOCKS.

Our Common Stock will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our Common Stock is below $4.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $4.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

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

IF  THERE  IS  A  MARKET  FOR OUR COMMON STOCK, OUR STOCK PRICE MAY BE VOLATILE.

If there is a market for our common stock, we anticipate that such market will be subject to wide fluctuations in response to several factors, including, but not limited to:

     (1)  actual  or  anticipated  variations  in  our  results  of  operations;
     (2)  our  ability  or  inability  to  generate  new  revenues;
     (3)  the  number  of  shares  in  our  public  float;
     (4)  increased  competition;  and
     (5) conditions and trends in the market for event planning services and event venues.

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

On or about May 22, 2006, we purchased one (1) share of Series A Preferred Stock held by our former Chief Executive Officer and Director, Frank Goldstin in consideration for $7,500. We subsequently cancelled the Series A Preferred Stock share. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1993 for the above purchase, since the purchase did not involve a public offering.

On June 19, 2006, the Company's Board of Directors approved the issuance of an aggregate of 490,000 Incentive Stock Options (the "Employee Options") to twenty-two (22) employees of the Company pursuant to the Company's 2005 Stock Incentive Plan (the "Plan," which was filed as Appendix B to the Company's Definitive 14C Information Statement which was filed with the Commission on November 28, 2005, and is incorporated herein by reference). The Employee Options have an exercise price of $0.34 per share, which is based on the mean of the highest and lowest quoted selling prices of the Company's common stock on the Over-The-Counter Bulletin Board on June 19, 2006 (the "Valuation Date"). The Employee Options will be evidenced by Option Agreements, pursuant to the Plan. The Employee Options shall vest three (3) years from the Valuation Date (June 19, 2009), and shall terminate if unexercised on June 19, 2016, unless terminated earlier pursuant to the terms of the Option Agreements; provided however, that the Employee Options shall vest immediately upon the occurrence of a Change in Control of the Company, as defined below.

Additionally, on June 19, 2006, the Company's Board of Directors approved the issuance of 650,000 Incentive Stock Options to the Company's Chief Executive Officer, President, Secretary and Director, Joseph Wagner and 550,000 Incentive Stock Options to Jean Wilson, the Company's Chief Operating Officer, Treasurer and Director, who both also own more than 10% of the Company's outstanding voting shares (the "10% Shareholder Options") pursuant to the Plan. The 10% Shareholder Options have an exercise price of $0.38 per share, which is equal to 110% of the mean of the highest and lowest quoted selling prices of the Company's common stock on the Over-The-Counter Bulletin Board on the Valuation Date. The 10% Shareholder Options will be evidenced by Option Agreements, pursuant to the Plan. The 10% Shareholder Options shall vest three (3) years from the Valuation Date (June 19, 2009), and shall terminate if unexercised on June 19, 2011, unless terminated earlier pursuant to the terms of the Option Agreements; provided however, that the 10% Shareholder Options shall vest immediately upon the occurrence of a Change in Control of the Company. The 10% Shareholder Options were later rescinded by the Company in connection with the Funding and the grant of the JJ Options, as described in greater detail below.

We claim an exemption from registration afforded by Section 4(2) of the Act for the above issuances, since the issuances will not involve a public offering, the recipients will take the shares for investment and not resale and we will take appropriate measures to restrict transfer. No underwriters or agents were involved in the issuance and no underwriting discounts or commissions were paid by us.

               SUBSEQUENT TO THE THREE MONTHS ENDED JUNE 30, 2006
               --------------------------------------------------

On July 27, 2006, we issued 25,000 restricted shares of our Common Stock to our Director, Christopher Spencer, which shares we had agreed to issue on June 30, 2006, pursuant to the terms of Mr. Spencer's Consulting Agreement. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the issuance and no underwriting discounts or commissions were paid by the Company.

On August 8, 2006, we entered into a Subscription Agreement with five (5) third-party Purchasers, whereby we sold the Purchasers (i) an aggregate of $1,250,000 in fifteen (15) month 11% Senor Secured Convertible Promissory Notes that can be converted into approximately 1,666,667 shares of common stock, not including any accrued and unpaid interest, and assuming a conversion price of $0.75 per share (which conversion price and therefore the number of shares the Notes are convertible into are subject to change pursuant to the Notes); and
(ii) five year Warrants to purchase one hundred and seventy-five thousand (175,000) shares of our common stock at an exercise price of $1.10 per share. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 for the above, since the foregoing did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer.

On August 8, 2006, in connection with the Closing of the Funding (described above), and in consideration for finders fees in connection with the Funding, we granted the Purchasers 333,333 warrants to purchase shares of our common stock at an exercise price of $0.30 per share, which warrants expire five (5) years from the Closing. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 for the above, since the foregoing did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer.

Additionally, on August 8, 2006, in connection with the Closing of the Funding (described above), and in consideration for finders fees in connection with the Funding, we granted Mastodon Ventures, Inc. 666,667 warrants to purchase shares of our common stock at an exercise price of $0.30 per share, which warrants expire five (5) years from the Closing. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 for the above, since the foregoing did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer.

On August 2, 2006 (the "Valuation Date"), the Directors granted 850,000 options to purchase shares of our common stock ("Options") to Joseph Wagner, the Company's Chief Executive Officer and Director of the Company and 650,000 Options to Jean Wilson, the Company's Chief Operating Officer and Director, who are both greater than 10% shareholders of the Company (the "JJ Options"). The exercise price of the JJ Options are $0.75 per share (which exercise price was greater than 110% of the mean of the highest ($0.31) and lowest ($0.31) quoted selling prices of the Company's common stock on the Valuation Date). The JJ Options shall expire if unexercised on the fifth anniversary of the Vesting Date, or as otherwise provided in the Option Agreements. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 for the above, since the foregoing did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer.

Mr. Wagner shall vest 283,333 of the Options upon the twelve (12) month anniversary of the date the United States Securities and Exchange Commission declares effective the registration statement covering the resale of the shares of common stock which the 11% Senior Secured Convertible Promissory Notes are convertible into and the shares of common stock which the Warrants are exercisable for (the "Effectiveness Date"); Mr. Wagner shall vest 283,333 of the Options upon the twenty-four (24) month anniversary of the Effectiveness Date; and Mr. Wagner shall vest the remaining 283,334 options upon the thirty-six (36) month anniversary of the Effectiveness Date, provided however that all of the options shall vest immediately upon a Change in Control of the Company (as defined below).

Ms. Wilson shall vest 216,667 of the Options upon the twelve (12) month anniversary of the Effectiveness Date; Ms. Wilson shall vest 216,666 of the Options upon the twenty-four (24) month anniversary of the Effectiveness Date; and Ms. Wilson shall vest the remaining 216,666 options upon the thirty-six (36) month anniversary of the Effectiveness Date, provided that all of the options shall vest immediately upon a Change in Control of the Company (as defined below).

A "Change in Control" includes the adoption of a plan of merger or consolidation of the Company with any other corporation or association as a result of which the holders of the voting capital stock of the Company as a group would receive less than 50% of the voting capital stock of the surviving or resulting corporation; the approval by the Board of Directors of the Company of an agreement providing for the sale or transfer of substantially all the assets of the Company; or in the absence of a prior expression of approval by the Board of Directors, the acquisition of more than 20% of the Company's voting capital stock by any person within the meaning of Rule 13d-3 under the Securities Act of 1933 (the "Act," other than the Company or a person that directly or indirectly controls, is controlled by, or is under common control with, the Company).

In August 2006, we agreed to issue our legal counsel, David M. Loev, 25,000 warrants to purchase shares of our common stock at an exercise price of $0.30 per share, which warrants are exercisable for a period of five (5) years. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 for the above, since the foregoing did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended
June 30, 2006.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)     Exhibits

Exhibit No.     Description
-----------     ------------

3.5(1)          Certificate of Amendment to the Company's Articles of
                Incorporation

10.1(2)         Subscription  Agreement  dated  June  30,  2004

10.2(2)         Convertible  Note

10.3(2)         Common  Stock  Purchase  Warrant  A

10.4(2)         Common  Stock  Purchase  Warrant  B

10.7(3)         Waiver Agreement

10.8(4)         Waiver of Rights Agreement

10.9(5)         Securities  Purchase  Agreement  Dated  August  8,  2006

10.10(5) 11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital LLC

10.11(5) 11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital II LLC

10.12(5) 11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital III LLC

10.13(5) 11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital IV LLC

10.14(5) 11% Senior Secured Convertible Promissory Note with Katie & Adam Bridge Partners L.P.

10.15(5) Warrant with Sands Brothers Venture Capital LLC ($1.10 initial exercise price)

10.16(5) Warrant with Sands Brothers Venture Capital II LLC ($1.10 initial exercise price)

10.17(5) Warrant with Sands Brothers Venture Capital III LLC ($1.10 initial exercise price)

10.18(5) Warrant with Sands Brothers Venture Capital IV LLC ($1.10 initial exercise price)

10.19(5)        Warrant  with  Katie  &  Adam  Bridge  Partners L.P.
                ($1.10 initial exercise  price)

10.20(5) Warrant with Sands Brothers Venture Capital LLC ($0.30 initial exercise price)

10.21(5) Warrant with Sands Brothers Venture Capital II LLC ($0.30 initial exercise price)

10.22(5) Warrant with Sands Brothers Venture Capital III LLC ($0.30 initial exercise price)

10.23(5) Warrant with Sands Brothers Venture Capital IV LLC ($0.30 initial exercise price)

10.24(5)        Warrant  with  Katie  &  Adam  Bridge  Partners L.P.
                ($0.30 initial exercise  price)

10.25(5) Warrant with Mastodon Ventures, Inc. ($0.30 initial exercise price)

10.26(5)        Registration  Rights  Agreement

10.27(5)        Security  Agreement

10.28(5)        Joseph  Wagner  60  Month  Consulting Agreement Effective
                August 1, 2006

10.29(5)        Jean  Wilson 60 Month Employment Agreement Effective
                August 1, 2006

10.30(5) Joseph Wagner Stock Option Agreement to Purchase 850,000 Shares at an Exercise Price of $0.75 Per Share

10.31(5) Jean Wilson Stock Option Agreement to Purchase 650,000 Shares at an Exercise Price of $0.75 Per Share

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

(4) Filed as an Exhibit to our Form 8-K filed with the Commission on July 24, 2006, and incorporated by reference herein.

(5) Filed as Exhibits to our Form 8-K which is being filed subsequent to this report, and incorporated herein by reference.

* Filed Herein.

b)     REPORTS ON FORM 8-K

The Company filed the following one report on Form 8-K during the fiscal period covered by this report:

o The Company filed a report on Form 8-K on May 31, 2006, to report that the Company had entered into an agreement with the Company's former Chief Executive Officer, Frank Goldstin, to purchase the one (1) share of common stock which he held for $7,500 and to report that the Company's current

     Chief Executive Officer, Joseph Wagner and the Company's Chief Operating Officer, Jean Wilson had entered into a voting agreement in connection with the two (2) shares of Series A Preferred Stock which they held.

The Company filed the following reports on Form 8-K subsequent to the period covered by this report and up to the date this report was filed:

o The Company filed a report on Form 8-K on June 23, 2006, to report that the Company had issued an aggregate of 490,000 stock options to an aggregate of twenty-two employees of the Company and 650,000 stock options to the Company's Chief Executive Officer, Joseph Wagner and 550,000 stock options to the Company's Chief Operating Officer, Jean Wilson.

o The Company filed a report on Form 8-K on July 24, 2006, to report that on July 17, 2006, the Company entered into a Waiver of Rights agreement with the 6% Note Purchasers (as defined above under "Description of Business"), whereby those 6% Note Purchasers waived their right to declare a default under certain notes payable which the Company sold to the 6% Note Purchasers in June 2004. The report also disclosed the Company's entry into a Term Sheet to provide the Company $1,250,000 in funding pursuant to the sale of a convertible promissory note to certain other purchasers.

o The Company filed a report on Form 8-K on August 14, 2006, to report the Company's entry into the Securities Purchase Agreement and relating Funding agreements in connection with the sale of $1,250,000 in 11% Senior Secured Convertible Notes and 175,000 warrants to certain third-party purchasers.




                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              XA, INC.

DATED: August 14, 2006                       By: /s/ Joseph Wagner
                                              -----------------------
                                              Joseph Wagner
                                              Chief Executive Officer