Form 10QSB
period 2006-09-30
XA, INC.
filed 2006-11-17
CIK 1132034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934

                For the quarterly period ended September 30, 2006

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

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X]No [ ]

     As of November 8, 2006, 3,877,250 shares of Common Stock of the issuer were outstanding ("Common Stock"), which amount does not include 75,000 shares of stock which the Issuer has agreed to issue within the next sixty (60) days, but which have not been issued to date.

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

We have reviewed the accompanying consolidated balance sheets of XA, Inc. and Subsidiary as of September 30, 2006 and 2005 and the related consolidated statements of income, stockholders' equity, and cash flows for the three-month periods and six month periods then ended. These interim financial statements are the responsibility of the Company's management.

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

Pollard-Kelley  Auditing  Services,  Inc.

/S/  Pollard-Kelley  Auditing  Services,  Inc.

November  8,  2006
Fairlawn,  Ohio


XA, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
September 30, 2006 and 2005

                                             2006          2005
                                         ------------  ------------
  ASSETS
Current Assets
  Cash                                   $    734,605  $  1,280,272
  Accounts receivable                         911,503       924,268
  Work in process at cost                     684,739     1,331,540
  Prepaid expenses and interest               623,892         2,249
  Prepaid employment contract                       -        73,754
                                         ============  ============
       Total Current Assets                 2,954,739     3,612,084
Fixed Assets
  Equipment                                   244,736       178,666
  Furniture and fixtures                       62,433        53,059
  Leasehold improvements                      857,717        40,735
                                         ------------  ------------
                                            1,164,886       272,459
  Less accumulated depreciation              (195,127)     (146,235)
                                         ------------  ------------
                                              969,759       126,224
Other Assets
  Discount on Convertible Notes Payable       266,891       210,653
  Deferred taxes                              540,000       525,000
  Prepaid employment bonus                          -       130,277
  Deposits                                     70,439         7,713
  Goodwill                                    865,309       865,309
                                         ------------  ------------
                                            1,742,639     1,738,952
                                         ------------  ------------
                                         $  5,667,137  $  5,477,260
                                         ============  ============
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                       $    473,695  $    339,671
  Accrued payroll                               5,750         1,600
  Interest Payable                             41,215             -
  Withheld and accrued taxes                    2,787         4,266
  Unearned revenues                         1,270,498     2,258,716
  Construction Loan                           800,000             -
  Current portion of long term debt         1,012,500     2,032,500
                                         ------------  ------------
       Total Current Liabilities            3,606,446     4,636,753
Long-term Debt
  Note payable                              1,250,000             -
Derivative Liability                          638,219             -
Stockholders' Equity
  Warranty liability                          208,131             -
  Series A preferred stock                          -             -
  Common stock                                  3,852         3,684
  Additional paid in capital                2,256,121     2,203,742
  Retained income                          (2,295,631)   (1,366,919)
                                         ------------  ------------
                                              172,473       840,507
                                         ------------  ------------
                                         $  5,667,137  $  5,477,260
                                         ============  ============



See accompanying notes to financial statements.


XA, Inc. and Subsidiary
CONSOLIDATED INCOME STATEMENT
For the Quarters and Year to Date Ended September 30, 2006 and 2005

                              3rd Quarter  Year-to-date  3rd Quarter Year-to-date
                                 2006          2006         2005         2005
                              -----------  -----------  -----------  -----------
Revenues
  Sales                       $ 2,022,086  $ 7,492,035   $2,188,240   $7,270,693

Cost of goods sold
  Direct production costs       1,084,218    4,315,899      938,127    4,341,248
                              -----------  -----------  -----------  -----------

Gross profit                      937,867    3,176,136    1,250,113    2,929,445

Administrative expense
  Administrative                1,384,710    3,728,228    1,167,642    2,759,130
                              -----------  -----------  -----------  -----------

Income from operations           (446,843)    (552,092)      82,471      170,315

Other income and expenses
  Other income                      3,642        8,660        5,911        9,344
  Other expenses                 (151,253)    (334,672)     (81,669)    (246,087)
                              -----------  -----------  -----------  -----------
                                 (147,611)    (326,012)     (75,758)    (236,743)
                              -----------  -----------  -----------  -----------
Income before taxes              (594,454)    (878,104)       6,714      (66,428)

Tax provisions
  Tax provisions                       -            -            -            -
                              -----------  -----------  -----------  -----------

Net (Loss) Income             $  (594,454) $  (878,104) $     6,714  $   (66,428)
                              ===========  ===========  ===========  ===========

Loss per Share
  Average shares outstanding    3,852,250    3,808,500
  Basic                       $     (0.15) $     (0.23)



See accompanying notes to financial statements.



XA, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from January 1, 2005 through September 30, 2006


                                                                             Additional
                                Series A Preferred Stock  Common Stock ---    Paid-in      Warrant       Retained
                                  Shares      Amount      Shares    Amount    Capital     Liability      Deficit       Total
                                 ---------  ----------  ----------  -------  ----------  ------------  ------------  ----------
Balance December 31,2004                 3  $        -   3,516,250  $ 3,516  $2,170,532  $          -  $ (1,300,835) $  873,213
     Shares issued for services          -           -     202,500      203      42,625             -                    42,828
     Net Loss                            -           -           -        -           -             -      (109,646)   (109,646)
                                 ---------  ----------  ----------  -------  ----------  ------------  ------------  ----------
Balance December 31, 2005                3           -   3,718,750    3,719   2,213,157                  (1,410,481)    806,395
     Shares issued for services                             33,500       33       9,464             -                     9,497
     Net loss                                                                                       -       (64,625)    (64,625)
                                 ---------  ----------  ----------  -------  ----------  ------------  ------------  ----------
Balance March 31, 2006                   3           -   3,752,250    3,752   2,222,621             -    (1,475,106)    751,267
     Purchase and retirement of
      Preferred share                   (1)          -           -        -           -             -        (7,500)     (7,500)
     Shares issued for services          -           -      25,000       25       8,375             -             -       8,400
     Net Loss                                                                                       0      (218,571)   (218,571)
                                 ---------  ----------  ----------  -------  ----------  ------------  ------------  ----------
Balance June 30, 2006                    2           -   3,777,250    3,777   2,230,996                  (1,701,177)    533,596
     Shares issued for services          -           -      75,000       75      25,125             -             -      25,200
     Warrant liabilities from issues     -           -           -        -           -       208,131             -     208,131
     Net Loss                                                                                              (594,454)   (594,454)
                                 ---------  ----------  ----------  -------  ----------  ------------  ------------  ----------
Balance September 30, 2006               2  $        -   3,852,250  $ 3,852  $2,256,121  $    208,131  $ (2,295,631) $  172,473
                                 =========  ==========  ==========  =======  ==========  ============  ============  ==========


See accompanying notes to financial statements.


XA, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Quarters and Year to Date Ended September 30, 2006 and 2005
                                                    3rd Quarter   Year to date  3rd Quarter  Year to date
                                                        2006          2006         2005          2005
                                                    ------------  ------------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss)                                 $   (594,454) $   (878,104) $     6,714  $    (66,428)
  Adjustments to reconcile net earnings to net
    cash provided (used) by operating activities:
      Provision for deferred taxes                             -             -            -             -
      Depreciation                                        16,952        42,614        6,614        21,302
      Amortization of Discounts on Notes Payable          94,519       161,134       33,307        99,921
      Stock for services                                  25,200        43,097       14,950        33,399
    Changes in Current assets and liabilities:
      (Increase) Decrease in Accounts receivable          69,843       302,989     (552,615)     (465,239)
      (Increase) Decrease in Work in process            (191,238)       85,823     (715,407)   (1,144,934)
      (Increase) Decrease in Prepaid expenses              7,500         8,704        7,178           485
      (Increase) Decrease in Officers loans                    -             -            -             -
      (Increase) in Prepaid employment contracts         120,893       164,467       52,065        47,584
      (Decrease) Increase in Accounts payable             50,450        28,163      101,224        93,814
      (Decrease) Increase in Accrued payroll              (2,750)        5,750        1,600       (16,198)
      (Decrease) Increase in Accrued interest            (41,585)      (20,261)           -
      (Decrease) in Withheld and accrued taxes            (1,917)       (1,684)       1,409            60
      Increase (Decrease) in Unearned revenue            631,026        48,269    1,271,677     1,689,030
                                                    ------------  ------------  -----------  ------------
      NET CASH PROVIDED (USED) BY
            OPERATING ACTIVITIES                         184,439        (9,039)     228,716       292,796

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of Fixed assets                         (203,806)     (876,601)      (1,622)      (23,086)
       Purchase of Preferred stock                             -        (7,500)           -             -
       Increase in Goodwill                                    -             -            -       (57,075)
       (Increase) Decrease in Deposits                    (6,093)        2,273            -        30,467
                                                    ------------  ------------  -----------  ------------
       NET CASH (USED) BY INVESTING
            ACTIVITIES                                  (209,899)     (881,828)      (1,622)      (49,694)

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                         -             -            -            53
  Payments on Notes Payable                           (1,020,000)   (1,020,000)
  Increase in Notes Payable                            1,250,000     1,250,000
  Proceeds from Construction Loan                              -       800,000            -             -
                                                    ------------  ------------  -----------  ------------
      NET CASH USED BY
            FINANCING ACTIVITIES                         230,000     1,030,000            -            53
                                                    ------------  ------------  -----------  ------------

NET INCREASE (DECREASE) IN CASH                          204,540       139,133      227,094       243,155
CASH ACQUIRED IN ACQUISITION                                   -             -            -             -
CASH AT BEGINNING OF PERIOD                              530,065       595,472    1,053,178     1,037,117
                                                    ------------  ------------  -----------  ------------
CASH AT END OF PERIOD                               $    734,605  $    734,605  $ 1,280,272  $  1,280,272
                                                    ============  ============  ===========  ============


See accompanying notes to financial statements.

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2006

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

On June 30, 2006, the Company issued 25,000 shares of common stock for services. The shares were valued at $8,400.

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2006

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED
------------------------------------------------------------------------

On September 30, 2006, the Company issued 75,000 shares of common stock for services. The shares were valued at $25,200.

The consolidated financial statements include the accounts of XA, Inc., The Experiential Agency, Inc., Fiori XA, Inc. and XA Scenes, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company is a comprehensive event marketing, design and production firm with full service offices in Chicago, New York and Los Angeles.

CASH  AND  CASH  EQUIVALENTS
----------------------------

For purposes of the statement of cash flows, the Company considers all short-term debt securities three months or less to be cash equivalents.

Cash  paid  during  the  year  for:
                                               2006           2005
                                               ----           ----
                       Interest              $72,647         $  -0-
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

Depreciation expense for the quarter and year to date ended September 30, 2006 and 2005 was $16,952, $42,614 and $6,614, $21,302, respectively.

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2006

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

The estimated tax provision at September 30, 2006 and 2005 consists of the following:

         Estimated  Recoverable            2006          2005
                                         -------        ------

         Federal                         $   -0-        $  -0-
         State                               -0-           -0-
                                         -------        ------
                                         $   -0-        $  -0-
                                         =======        ======

The Company has net loss carryforwards of approximately $1,979,000 that begin to expire in 2020 for federal taxes and 2017 for state taxes.

USE  OF  ESTIMATES
------------------

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

CONCENTRATION  OF  CREDIT  RISKS
--------------------------------

During 2005 and 2004 and at September 30, 2006 and 2005, the Company had deposits in banks in excess of the FDIC insurance limit.

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2006

NOTE  2  -  DISCOUNT  ON  CONVERTIBLE  NOTES  PAYABLE
-----------------------------------------------------

Discount on Convertible Notes Payable represents costs the Company incurred in connection with the convertible promissory notes. These costs will be amortized over the life of the notes (24 months) on a straight-line basis. The amortization expenses for these costs were $33,307 for the quarters ending September 30, 2006 and 2005 respectively.

In connection with the August 8, 2006, note, the Discount on Convertible Notes Payable represents costs the Company incurred in connection with the new convertible promissory notes. These costs will be amortized over the life of the notes (15 months) on a straight-line basis. The amortization for the costs was $4,480 and $0 for the quarters ending September 30, 2006 and 2005 respectively.

NOTE  3  -  NOTES  PAYABLE
--------------------------

LINE  OF  CREDIT  On  August 12, 2004, the Company entered into a Line of Credit
----------------
agreement with a bank for $750,000. The note is due September 30, 2006. Interest varies at 0.25% over the Bank's prime rate. The Company's assets secure the note. The draws are based on a borrowing base formula at 75% of eligible accounts receivable less 90 days past due accounts. The agreement required the payment of a $5,000 commitment fee. The balance outstanding under this agreement at June 30, 2006 and 2005 was $0 and $0 respectively.

On June 1, 2006, the Company converted $800,000 of its line of credit to a construction loan. The line of credit agreement was amended to $750,000. The balance outstanding on the construction loan was $800,000 and $0 at September 30, 2006 and 2005 respectively.

On June 29, 2004, the Company entered into a Convertible Promissory Note agreement with 5 unrelated entities. The terms of the 5 notes are identical. The interest rate is 6%. The notes are convertible into the Company's common stock at a conversion rate of $2.00 per share. Conversion is at the Company's option. However, if the Company requests conversion it must convert with registered stock. The holder also received Class A and Class B Warrants (Note
4) and purchased an additional $1,250,000 of convertible promissory notes on September 13, 2004. The June 29, 2004 note was paid in full on August 8, 2006. The balance of the notes were paid in full on October 23, 2006.

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2006

NOTE 3 - NOTES PAYABLE- CONTINUED
---------------------------------

On September 13, 2004, note holders with $267,500 due converted these notes into 1,076,693 pre-reverse split shares of the Company's common stock in accordance with the note agreement. On November 1, 2004, note holders with $200,000 due converted these notes into 811,533 pre-reverse split shares of the Company's common stock in accordance with the note agreement. The balance due at September 30, 2006 and 2005 was $782,500 and $2,032.500 respectively.

On August 8, 2006, the Company entered into a Securities Purchase Agreement with a group of venture capital lenders and sold 11% Senior Subordinated Secured Convertible Promissory Notes in the amount of $1,250,000, five year warrants at an exercise price of $1.10 per share and a conversion feature. In accordance with EITF 00-27 the estimated value of the conversion feature is $638,219. The value was determined using the Black-Scholes pricing model under the following assumptions: life of 15 months, risk free interest rate of 5.0%, a dividend yield of 0% and volatility of 0.1%. The face amount of these notes of $1,888,219 was allocated between notes payable of $1,250,000 and the conversion feature of $638,219. The conversion feature is being amortized over the term of the notes. For the quarter and year to date ending September 30, 2006, the amount of amortization was $42,548 and $42,458 respectively. The note is secured by all the assets of the Company and is due November 8, 2006. The balance outstanding at September 30, 2006 and 2005 was $1,250,000 and $0 respectively.

The note will automatically convert to shares of common stock at the conversion price when the Company completes a private offering of its equity securities and receives gross proceeds of no less than $3,000,000, with a effective purchase price of $1.50 per share and the Company has completed an effective registration statement covering the resale of the conversion shares.

Total  Long-Term  debt  at  September  30,  2006,  is  as  follows:

                                       2006
                                       ----
     Long-term  debt               $2,262,500
     Less  Current  portion        (1,012,500)
                                   ----------
     Long-term  debt               $1,250,000
                                   ==========

Maturities  on  long-term  debt  at  September  30,  2006  are  as  follows:

     Year  ending  December  31,  2006          $1,012,500
     Year  ending  December  31,  2007          $1,250,000

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2006

NOTE  4  -  EQUITY
------------------

PREFERRED  STOCK
----------------

On December 27, 2004, the Board of Directors, with shareholder approval, issued 3 shares, of the authorized 10,000,000 shares of "blank check" preferred, as Series A Preferred Shares. The Series A Preferred Shares have a par value of $.001 per share, have no rights to dividends, no liquidation preference, no conversion rights and no redemption rights. The holders thereof, voting as a class, shall have the right to vote on all shareholder matters equal to fifty-one percent of the total vote. On May 22, 2006, the Company purchased and retired one share of preferred stock for $7,500. There were 2 shares outstanding at September 30, 2006. The October 23, 2006, note agreement requires the Company to retire these remaining two outstanding shares.

COMMON  STOCK
-------------

On December 19, 2005 the shareholders of the Company increased the total authorized shares of common stock to 20,000,000 with a par value of $.001 per share. The Company had 3,852,250 and 3,683,750 shares outstanding at September 30, 2006 and 2005 respectively.

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

The five year warrants were to purchase 175,000 shares of the Company's common stock at an exercise price of $1.10 per share. The warrants expire in August 2011.

                            .XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2006

NOTE5  -  COMMITMENTS
---------------------

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

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2006

NOTE5-  COMMITMENTS  -  CONTINUED
---------------------------------

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

On June 30, 2004, the Company entered into a five-year lease for retail/office space in Chicago. The lease terminates August 31, 2008. Lease payments are on a sliding scale as follows:

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2006

NOTE5-  COMMITMENTS  -  CONTINUED
---------------------------------

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

On August 7, 2006 the Company entered into a 60 month lease for equipment. The lease payments are $704 per month.

On August 7, 2006 the Company entered into a 60 month lease for equipment. The lease payments are $168 per month.

On August 7, 2006 the Company entered into a 12 month lease for an apartment in New York City. The lease payments are $3,025 per month.

On August30, 2006 the Company entered into a 36 month lease for warehouse space in Chicago. The lease payments are $4,750 per month.

Future  minimum  payments  due  under  these  lease  agreements  are as follows:

          2006                             $578,636
          2007                             $618,789
          2008                             $558,594
          2009                             $531,717
          2010                             $502,240

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2006

NOTE6-  STOCK  OPTIONS
----------------------

On June 19, 2006, the Company's Board of Directors approved the issuance of 490,000 incentive stock options to employees. The options have an exercise price of $0.34 per share. The options terminate if unexercised on June 19, 2016 and vest with the employee on June 19, 2009 unless terminated earlier pursuant to the agreement. The options vest immediately upon occurrence of change in control of the Company.

On August 2, 2006, the Company granted 850,000 common stock options to its Chief Executive Officer and 650,000 common stock options to its Chief Operation Officer. The options have an exercise price of $0.75 per share. The options terminate if unexercised on the fifth anniversary of the vesting date. The options vest one third per year over a three year period. The options vest immediately upon occurrence of change in control of the Company.

On August 8, 2006, the Company granted 1,000,000 common stock warrants to two consultants. The warrants were issued below market value of the Company's common stock on the date of issue. Accordingly, this discount was valued at $204,381.

Effective August 8, 2006, the Company granted 25,000 common stock warrants to the Company's legal counsel in consideration for services rendered. The warrants were granted at an exercise price of $0.30 per share.

NOTE7-  EMPLOYMENT  AGREEMENTS
------------------------------

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

These agreements were terminated on August 1, 2006, with new agreements. The new agreements are for the Company's Chief Executive Officer and Chief Operating Officer. The agreement provides for the immediate vesting of all of all shares held subject to forfeiture and is for a term of five years.

                             XA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2006

NOTE8-  SUBSQUENT  EVENTS
-------------------------

In September 2006, the Company entered into two Securities Purchase Agreements for a total of $400,000 with the same terms as the August 8, 2006 agreements (which agreements were later revised to conform to the October 2006 closing documents described below in October 2006). This transaction had not closed as of September 30, 2006.

In October 2006, the Company entered in a second Securities Purchase Agreement for $1,250,000 with substantially the same terms as the August 8, 2006 agreements. These funds, along with the September 2006 funds were used to payoff the balance of the September 13, 2004, notes payable. In addition the agreement requires the Company to retire the balance of the preferred stock shares outstanding at September 30,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF XA, INC. ("XA", "THE COMPANY", "WE", "US" OR "OUR") TO BE
MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2006.

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

In June 2004, the Company entered into a Subscription Agreement with Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, Whalehaven Funds Limited, Greenwich Growth Fund Limited and Genesis Microcap Inc. (collectively the "6% Note Purchasers") to purchase convertible promissory notes having an aggregate principal amount of $2,500,000, $1,250,000 of which was sold on June 30, 2006 (the "First Tranche" and $1,250,000 which was sold in September 13, 2006 (the "Second Tranche"), which had a 6% annual interest rate, and a conversion price of $0.25 per share (the " 6% Notes"). Following the reverse stock split on December 9, 2004, the conversion price of the 6% Notes would have been $5.00 per share, however, the Company agreed to change the conversion price of the 6% Notes to $2.00 per share. The Subscription Agreement also provided for the issuance of warrants to purchase up to an aggregate of 250,000 shares of Common Stock, with an exercise price of $9.60 per share (the "Class A Warrants"), and warrants to purchase up to an aggregate of 500,000 shares of Common Stock, with an exercise price of $5.00 per share (the "Class B Warrants"). The Company did not agree to change the exercise price of the Class A Warrants or the exercise price of the Class B Warrants. The Class A Warrants expire Four (4) years from the date they were issued. The Class B Warrants have expired and no Class B Warrants were ever exercised by the 6% Note Purchasers.

Of the $2,500,000 in Convertible 6% Notes issued to the Note Holders, $467,500 in principal and $4,555.67 in interest were converted into a total of 94,412 post split shares, leaving $2,032,500 (not including any accrued interest) of principal remaining under the 6% Notes as of June 30, 2006, when the First Tranche was due. We used $1,047,000 of the funds raised through the August 2006 Funding (as defined below) to repay the First Tranche and used $1,030,575 of the funds raised through the September and October 2006 Fundings (as defined below) to repay the amount we owed under the Second Tranche. As such, as of the date of this filing, we have repaid all of the amounts due the 6% Note Purchasers under the 6% Notes.


                                  RECENT EVENTS
                                -----------------

On August 8, 2006 (the "Closing"), we entered into a Securities Purchase Agreement (the "Purchase Agreement") with Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital II LLC, Sands Brothers Venture Capital III LLC,
Sands Brothers Venture Capital IV LLC, and Katie & Adam Bridge Partners, L.P. (each a "Purchaser" and collectively the "Purchasers"), pursuant to which we sold the Purchasers 11% Senior Subordinated Secured Convertible Promissory Notes in the aggregate principal amount of $1,250,000 (collectively the "Senior Notes") and five (5) year warrants to purchase an aggregate of one hundred and seventy-five thousand (175,000) shares of our common stock at an exercise price of $1.10 per share (the "Warrants" and collectively with the Senior Notes, the "Securities" and the entire transaction are defined herein as the "August 2006 Funding").

On September 13, 2006, we entered into a Waiver of Rights Agreement (the "Second Waiver Agreement"), with the 6% Note Purchasers, whereby the 6% Note Purchasers agreed to extend the due date of the Second Tranche and agreed to waive all reset, anti-dilution and re-pricing rights they may have had in connection with the September and October Fundings (as defined below), as well as certain shares and warrants contained in the August 2006 Funding Waiver Agreement.

On September 26, 2006, we entered into Securities Purchase Agreements with G. Chris Andersen and Paul M. Higbee, two individuals ("Andersen" and "Higbee"). Pursuant to the Securities Purchase Agreements, we sold each of Andersen and Higbee $100,000 in fifteen month, 11% Senior Subordinated Secured Convertible Promissory Notes (the "Andersen and Higbee Notes"), and granted each of them fifteen thousand (15,000) five year warrants to purchase shares of our common stock at an exercise price of $1.10 per share (the "Andersen and Higbee Warrants," and collectively the entire September 26, 2006 funding transaction, the "September 2006 Funding").

On October 23, 2006, we entered into a Securities Purchase Agreement with Vision Opportunity Master Fund, Ltd. ("Vision," and collectively with Andersen and Higbee, the "Second Funding Purchasers"). Pursuant to the Securities Purchase Agreement with Vision (collectively with the Andersen and Higbee Securities Purchase Agreements, the "Second Funding Purchase Agreements"), we sold Vision $1,250,000 in fifteen month, 11% Senior Subordinated Secured Convertible
Promissory Notes (the "Vision Notes," and collectively with the Andersen and Higbee Notes, the "Second Funding Notes" or the "Second Funding Senior Notes") and granted Vision one hundred thousand (100,000) five year warrants to purchase shares of our common stock at $0.30 per share, and one hundred and eighty seven thousand five hundred (187,500) five year warrants to purchase shares of our common stock at an exercise price of $1.10 per share (collectively the "Vision Warrants" and with the Andersen and Higbee Warrants, the "Second Funding Warrants"). Collectively referred to herein as the "October 2006 Funding," and collectively with the September 2006 Funding, the "September and October 2006 Fundings".

Although as originally executed, the Higbee and Andersen Notes had similar provisions to the August 2006 Funding Notes (which did not have an Optional Conversion Right as defined and described below, among other less material differences not discussed herein), we later agreed to conform both the Higbee and Andersen closing documents to the Vision Notes and documents described herein and may conform the closing documents for the August 2006 Funding Notes in the future. As such, the Higbee Notes and the Andersen Notes have substantially similar terms as those described below (other than the dates contained therein and the amount of each Purchaser's investment).

In addition to the Warrants we granted to Vision in connection with the funding, Mastodon Ventures, Inc. ("Mastodon"), which was issued 666,667 warrants to purchase shares of our common stock at $0.30 per share, assigned 100,000 of such warrants to Vision, and the August 2006 Second Funding Purchasers, who were granted an aggregate of 333,333 warrants to purchase shares of our common stock at $0.30 per share, assigned 133,333 of such warrants to Vision.

The Senior Notes, Second Funding Senior Notes, Warrants and Second Funding Warrants (as well as the Mastodon and Venture Warrants) contain certain anti-dilution provisions in connection with the Underlying Shares, which provide that if we issue or sell any additional shares of common stock (including convertible shares of common stock and/or options or warrants to purchase shares of common stock) other than as a dividend or other distribution (a "Dilutive Issuance") at less than the Conversion Price or Exercise Price then in effect, the Conversion Price or Exercise Price shall be automatically reduced to the lower Effective Price (as defined in the Senior Notes, Second Funding Senior Notes, Warrants and Second Funding Warrants) of the issuance and/or sale. However, the August 2006 and September and October 2006 Purchasers have agreed to waive such anti-dilution provision in connection with the issuance of up to 250,000 shares for professional services, of which we have agreed to issue an aggregate of 125,000 shares of which 50,000 shares have been issued to date and 100,000 warrants have been granted to date to purchase shares at $0.30 per share (collectively the "Excepted Issuances").

Our repayment of the Senior Notes and Second Funding Senior Notes and any accrued interest thereon is secured by a security interest in substantially all of our assets, which we granted to the Purchasers pursuant to a Security Agreement (the "Security Agreement"), which we entered into with the Purchasers and Second Funding Purchasers at the closings. Additionally in September 2006, the August 2006 Purchasers entered into an Acknowledgment of Rights Agreement with us, whereby they agreed that their security interest rights in our assets would be pari passu with the September and October 2006 Purchasers' rights.

We also granted the Purchasers, Second Funding Purchasers, Venture and Mastodon (as defined below) registration rights in connection with the shares of common stock issuable in connection with the conversion of the Senior Notes, Second Funding Senior Notes and the exercise of the Warrants and Second Funding Warrants, the Mastodon Warrants and the Venture Warrants (as defined below), collectively the "Underlying Shares"), pursuant to our entry into Registration Rights Agreements (the "Registration Rights Agreements"), which we entered into at the closing

Furthermore, pursuant to the Purchase Agreement, we agreed to grant the Purchasers and the Second Funding Purchasers the right to appoint one Director to our Board of Directors (or a Board Advisory Seat to observe at all board meetings). In the event such purchasers desire to exercise such right to appoint a Director, our Board of Directors will be increased to five (5) members.

Prior to our entry into the Purchase Agreement and the Second Funding Purchase Agreements, and the consummation of the funding, we received waivers from LaSalle Bank National Association to approve the Funding, whom we currently owe $800,000 pursuant to a revolving line of credit. Additionally, we received the waiver of the 6% Note Purchasers, ,who purchased the 6% Convertible Notes in June and September 2004, to approve the funding and waive our previous default under the 6% Convertible Notes (described in greater detail below) pursuant to our entry into a Waiver of Rights Agreement with the 6% Note Purchasers on July 17, 2006, with an effective date of June 30, 2006, which Waiver of Rights Agreement was later extended by the 6% Note Purchasers until August 9, 2006 in connection with the August 2006 Funding, and our entry into two additional Waiver of Rights Agreements with the 6% Note Purchasers, the Second Waiver Agreement and the Third Waiver Agreement (as described herein)

We also agreed to issue an aggregate of 333,333 warrants to purchase shares of our common stock at an exercise price of $0.30 per share to Sands Brothers Venture Capital Funds ("Venture" and the "Venture Warrants") and 666,667 warrants to purchase shares of our common stock at an exercise price of $0.30 per share to Mastodon Ventures, Inc. ("Mastodon" and the "Mastodon Warrants") in consulting fees in connection with the August 2006 Funding. Both the Venture Warrants and the Mastodon Warrants are exercisable for five (5) years from the date of the August 2006 Closing.

The Senior Notes, warrants, closing and related agreements are described in greater detail in our Form 8-K filing, which we filed with the Commission on August 15, 2006, and the Second Funding Senior Notes, Second Funding Warrants and related agreements are described in greater detail in our Form 8-K filing, which we filed with the Commission on November 1, 2006.

REGISTRATION  RIGHTS  AGREEMENT

Pursuant to the Registration Rights Agreements, we agreed to register the Underlying Shares on a Form SB-2 registration statement with the Securities and Exchange Commission (the "Commission" and the "Registration Statement"). We agreed that in the event that the Private Offering has not occurred within six
(6) months of the August 2006 Note funding date (February 8, 2006), we will file a Registration Statement with the Commission within forty-five (45) days of such six (6) month anniversary of the prior August 2006 closing (March 25, 2007) and that we would obtain effectiveness of such Registration Statement no more than ninety (90) days after the date we are required to file such Registration Statement (June 23, 2007)(the "Mandatory Filing Deadlines"). Provided that the Private Offering does occur within six (6) months of the Closing, the Purchasers have demand registration rights pursuant to the Registration Rights Agreement, whereby the holders of 50.1% of the Senior Notes can demand that we file the Registration Statement at any time beginning on the nine (9) month anniversary date of the Closing, May 8, 2007. If the Purchasers demand that we file a Registration Statement, we are required to file the Registration Statement with the Commission within forty-five days of the date such demand is given, and we are required to obtain effectiveness of the Registration Statement no more than sixty (60) days after the date we are required to file such Registration Statement in connection with the August 2006 Purchasers and ninety (90) days after the date we are required to file such Registration Statement in connection with the September 2006 and October 2006 Purchasers (collectively with the Mandatory Filing Deadlines the "Registration Deadlines").

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

               --------------------------------------------------

We immediately used $1,047,000 of the funds received through the August 2006 Funding along with approximately $40,000 in cash to repay the $1,086,486 amount owed to the First Tranche of our 6% Notes. The 6% Note Purchasers had originally purchased $2,500,000 in 6% Notes from us in two tranches of $1,250,000, however, the 6% Purchasers previously converted a portion of the 6% Notes into shares of our common stock, and as a result, only approximately $1,056,180 of principal remained due under the June 2004 tranche of the 6% Notes on June 30, 2006, which amount was not immediately paid when due. This amount would have accrued interest at the default rate equal to 15% until paid, however our default was waived by the 6% Note Purchasers pursuant to our entry into a Waiver of Rights Agreement with the 6% Note Purchasers on July 17, 2006, with an effective date of June 30, 2006, which Waiver of Rights Agreement was later extended by the 6% Note Purchasers until August 9, 2006. As a result, the remaining balance under the June 2004 portion of the 6% Notes was equal to $1,056,180 as of August 8, 2006, which amount was increased to approximately $1,087,000 in connection with accrued and unpaid interest at 6% per annum on the outstanding amount of the June 2004 portion of the 6% Notes and the September 2004 portion of the 6% Notes.

The remaining amount of the August 2006 Funding that we received equal to approximately $203,000 was paid to Laidlaw (defined below), Venture and to Laidlaw's legal counsel in connection with attorney's fees and finder's fees in connection with the Funding.

As a result of the funds paid to the 6% Note Purchasers and the funds paid in finder's fees and attorney's fees, as well as the cash we paid to the 6% Note Purchasers, the August 2006 Funding cost us approximately $40,000 in cash; however, we were able to repay the June 2004 tranche of funds due to the 6% Note Purchasers, which funds we did not previously have, and which payment alleviated our being in default.

Additionally, we immediately used $1,030,575 of the funds received through the September and October fundings to repay the amount due under the Second Tranche of the 6% Notes and interest on such amount as of October 18, 2006. We owed approximately $1,012,434 in principal on the September 2004 portion of the 6% Notes, which notes were due and payable on September 13, 2006, but which due date was later extended to October 18, 2006, pursuant to a Waiver of Rights Agreement entered into in October 2006 (the "Third Waiver Agreement"), with the 6% Note Purchasers. The total amount of principal and interest at 6% per annum which was due under the 6% Notes as of October 18, 2006, was approximately $1,030,575. Due to our repayment of the Second Tranche of the 6% Notes, we no longer owe the 6% Note Second Funding Purchasers any money, however, such 6% Note Second Funding Purchasers still hold 250,000 warrants to purchase shares of our common stock at an exercise price of $9.60 per share. The 6% Note Second Funding Purchasers have however, pursuant to the Third Waiver Agreement, agreed to waive their reset rights to their warrants in connection with the September and October 2006 fundings as well as securities issued in a future private placement.

Additionally, $175,000 of the remaining amount of the amounts received through the September and October 2006 Fundings were used to pay various closing costs and legal fees, including $80,000 paid to Laidlaw & Company (UK) Ltd. ("Laidlaw") in connection with finders fees and consulting fees in connection with the October funding and amounts paid to Vision's legal counsel in attorney's fees and due diligence fees in connection with the October closing, as well as amounts paid to our legal counsel.


CONSULTING  AGREEMENT

Additionally in October 2006, we entered into a Consulting Agreement with Mastodon Ventures, Inc., a Texas corporation ("Mastodon"), whereby we engaged Mastodon to act as a non-exclusive strategic advisor in connection with our fundings, including our Private Offering. Pursuant to the Consulting Agreement, Mastodon agreed to assist us in all facets of the Private Offering; provided however that they are not required under the Consulting Agreement to render any services which involve the raising of capital for or on behalf of us, and agreed that any such capital raising activities will only be affected through registered broker dealers. We agreed to pay Mastodon's actual expenses in connection with the Consulting Agreement, provided such expenses are pre-approved in writing by us, and agreed to issue Mastodon warrants to purchase 666,667 shares of our common stock at an exercise price of $0.30 (which warrants were issued on or about August 8, 2006, and were previously reported in our Form 8-K filing, filed with the Commission on August 15, 2006) (the "First Mastodon Warrant") and a warrant to purchase 1,000,000 shares of our common stock (the "Second Mastodon Warrant") during a five (5) year period as described below, which is only exercisable by Mastodon if within one year of the parties entry into the consulting agreement, we consummate the Offering or a Change in Control (as defined in the Consulting Agreement) occurs (each a "Vesting Event").

The five year exercise period of the Second Mastodon Warrant commences upon the occurrence of a Vesting Event. The Second Mastodon Warrant is exercisable at an exercise price equal to the lesser of $1.10 per share or 125% of the effective offering price of the Private Offering, or in the event of a Change in Control, such warrant shall be exercisable at an exercise price of $1.10 per share.

Mastodon has informed us that that it plans to transfer the right to purchase certain shares of common stock pursuant to the First Mastodon Warrant and Second Mastodon Warrants to various parties including, the right to purchase 82,400 shares under the First Mastodon Warrant and 150,000 shares under the Second Mastodon Warrant to Gusrae Kaplan Bruno & Nusbaum, PLLC, the attorney for the August 2006 Second Funding Purchasers and the right to purchase 54,933 shares under the First Mastodon Warrant and the right to purchase 100,000 shares under the Second Mastodon Warrant to our legal counsel, David M. Loev, Attorney at Law.

Furthermore, we agreed pursuant to the Consulting Agreement, that Mastodon has the right, to sell all or a portion of the shares of our common stock which are owned by Mastodon as a result of Mastodon's exercise of the First Mastodon Warrant to the future purchasers of the Private Offering, assuming that we have previously sold at least $3,000,000 in securities pursuant to such Private Offering. For example, assuming that we have previously sold at least $3,000,000 of securities pursuant to the Private Offering, Mastodon will then have the ability to sell all of the shares of common stock which it then owns to the purchasers on the same terms and conditions as the Private Offering.

Mastodon agreed pursuant to the Consulting Agreement that it would not own 5% or more of our shares of common stock at any one time (except in the event of a Change of Control) in connection with the exercise of either of the Warrants.

The Second Mastodon Warrants and the rights provided thereunder will expire if a Vesting Event has not occurred within one (1) year from the date of the Consulting Agreement.

DEBT  CONVERSION  AGREEMENTS

In August 2006, we entered into a Debt Conversion Agreement with our legal counsel, David M. Loev, an individual, whereby Mr. Loev agreed to forgive $10,000 of certain legal fees which were owed to him in connection with the issuance of 50,000 restricted shares of our common stock (one share for each $0.20 of debt owed). Additionally, Mr. Loev was previously granted 25,000 five year warrants to purchase shares of our common stock for $0.30 per share in connection with legal services rendered in connection with the August 2006 funding.

In November 2006, we entered into another Debt Conversion Agreement with Mr. Loev, whereby he agreed to convert an additional $15,000 in legal fees which he was owed into an aggregate of 75,000 shares of our common stock and five year warrants to purchase 75,000 shares of our common stock at $0.30 per share. We agreed to register the 75,000 shares of common stock and the shares underlying the exercise of the 75,000 warrants on a Form S-8 Registration Statement to be filed with the Commission within sixty (60) days of our entry into the Debt Conversion Agreement.


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

During the three months ended September 30, 2006, XA planned approximately 25 events, XA has planned approximately ninety (90) events, attended by over 27,000 people during the nine months ended September 30, 2006, for clients including McDonald's Corporation (NYSE:MCD), HBO, VH1, the Wella Corporation, the Ritz Carlton, Barnes and Noble, UNICEF, Discovery, Home & Garden Magazine, GLAAD, Universal Pictures, Goldman Sachs, Tag Heuer, Accenture Ltd. (NYSE:CAN) and Sports Illustrated.

During the nine months ended September 30, 2006, XA has seen several trends in the event marketing and promotion field, including the fact that many events and campaigns are using retail components, including wireless attendee tracking systems and retail "pop-ups," which XA hopes to take advantage of moving forward in its events and campaigns.

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

Creative  Talent

A primary value that XA brings to its clients is the creative talent, energy and commitment of its employees. XA seeks to attract and retain the best personnel by developing attractive compensation, benefits and training programs and providing long-term career opportunities that its smaller competitors cannot duplicate. XA has approximately forty (40) employees, of whom thirty-five (35) are full-time employees.

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

COMPARISON  OF  OPERATING  RESULTS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

We had sales of $2,022,086 for the three months ended September 30, 2006, compared to sales of $2,188,240 for the three months ended September 30, 2005, a decrease in sales from the prior period of $166,155 or 7.6%. The decrease in sales was due to the fact that we had less projects during the three months ended September 30, 2006, compared to the three months ended September 30, 2005, and because our revenues are booked on a project basis, which was due to several of our clients rescheduling their projects to take place in the fourth quarter of 2006 and during 2007.

We had cost of goods sold relating to direct production costs of $1,084,218 for the three months ended September 30, 2006, compared to cost of goods sold relating to direct production costs of $938,127 for the three months ended September 30, 2005, an increase in cost of goods sold from the prior period of $146,091 or 15.6%. This increase was mainly attributable to technical requirements for some of the larger projects we produced during the three months ended September 30, 2006, which have a higher cost and a lower margin on return for us. These technical requirements have in the past included talent riders, audio visual production and certain other technical elements.

Cost of goods sold as a percentage of sales was 53.6% for the three months ended September 30, 2006, compared to 42.9% for the three months ended September 30, 2005, an increase in costs of goods sold as a percentage of sales of 10.7% from the prior period. This increase was mainly due to the technical requirements associated with our larger projects undertaken during the three months ended September 30, 2006, as described above.

We had gross profit of $937,867 for the three months ended September 30, 2006, compared to gross profit of $1,250,113 for the three months ended September 30, 2005, a decrease in gross profit of $312,246 or 25% from the prior period. The decrease in gross profit was due to the 7.6% decrease in revenues coupled with the 15.6 increase in cost of goods sold for the three months ended September 30, 2006, compared to the three months ended September 30, 2005.

We had administrative expenses of $1,384,710 for the three months ended September 30, 2006, compared to administrative expenses of $1,167,642 for the three months ended September 30, 2005, an increase in administrative expenses of $217,068 or 18.6% from the prior period. The increase in administrative expenses was due to the value of certain warrants and options issued during the three months ended September 30, 2006, as described in greater detail herein. Additionally attributing to higher expenses for the three months ended September 30, 2006, were increased legal fees in connection with the review and preparation of closing documents in connection with our funding activities during the nine months ended September 30, 2006.

We had a loss from operations of $446,843 for the three months ended September 30, 2006, compared to a income from operations of $82,471 for the three months ended September 30, 2005, a decrease in income from operations of $529,314 or 641.8% from the prior period. The decrease in income from operations was mainly attributable to the 15.6% increase in cost of sales, the 7.6% decrease in sales, and the 18.6% increase in administrative expenses for the three months ended September 30, 2006, compared to the prior period.

We had net other expenses for the three months ended September 30, 2006 of $147,611, compared to net other expenses of $75,758 for the three months ended September 30, 2005, an increase in other expenses of $71,853 or 94.8% from the prior period.

We had a net loss of $594,454 for the three months ended September 30, 2006, compared to net income of $6,714 for the three months ended September 30, 2005, an increase in net loss of $601,168 or 8,954% from the prior period. The increase in net loss was mainly attributable to the 15.6% increase in cost of goods sold, the 7.6% decrease in sales, the 18.6% increase in administrative expenses and the 44.6% increase in net other expenses for the three months ended September 30, 2006, compared to the three months ended September 30, 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

We had sales of $7,492,035 for the nine months ended September 30, 2006, compared to sales of $7,270,693 for the nine months ended September 30, 2005, an increase in sales from the prior period of $221,342 or 3%. The increase in sales was due to increased business development activities during the nine months ended September 30, 2006.

We had cost of goods sold relating to direct production costs of $4,315,899 for the nine months ended September 30, 2006, compared to cost of goods sold relating to direct production costs of $4,341,248 for the nine months ended September 30, 2005, a decrease in cost of goods sold from the prior period of $25,349 or 0.6%.

Cost of goods sold as a percentage of sales was 57.6% for the nine months ended September 30, 2006, compared to 59.7% for the nine months ended September 30, 2005, a decrease in costs of goods sold as a percentage of sales of 2.1% from the prior period.

We had gross profit of $3,176,136 for the nine months ended September 30, 2006, compared to gross profit of $2,929,445 for the nine months ended September 30, 2005, an increase in gross profit of $246,691 or 8.4% from the prior period. The increase in gross profit was due to the 3% increase in sales coupled with the 0.6% decrease in direct production costs.

We had administrative expenses of $3,728,228 for the nine months ended September 30, 2006, compared to administrative expenses of $2,759,130 for the nine months ended September 30, 2005, an increase in administrative expenses of $969,098 or 35% from the prior period. The increase in administrative expenses was due to the increased expenses related to our launch of XA Scenes and our New York venue during the nine months ended September 30, 2006, including expenses relating to construction and marketing, as well as increased expenses relating to the issuance of various options and warrants during the nine months ended September 30, 2006, as described in greater detail herein. Additionally attributing to higher expenses for the nine months ended September 30, 2006, were increased legal fees in connection with the review and preparation of closing documents in connection with our funding activities during the nine months ended September 30, 2006

We had a loss from operations of $552,092 for the nine months ended September 30, 2006, compared to income from operations of $170,315 for the nine months ended September 30, 2005, a decrease in income from operations of $722,407 or 424% from the prior period. The decrease in income from operations was mainly attributable to the 35% increase in administrative expenses, which was not sufficiently offset by the 3% increase in sales and the 0.6% decrease in cost of goods sold for the nine months ended September 30, 2006, compared to the prior period.

We had net other expenses for the nine months ended September 30, 2006, of $326,012, compared to net other expenses of $236,743 for the nine months ended September 30, 2005, an increase in net other expenses of $89,269 or 37.7% from the prior period.

We had a net loss of $878,104 for the nine months ended September 30, 2006, compared to a net loss of $66,428 for the nine months ended September 30, 2005, an increase in net loss of $811,676 or 1,222% from the prior period. The increase in loss was mainly attributable to the 35% increase in administrative expenses and the 37.7% increase in net other expenses, which was not sufficiently offset by the 3% increase in sales and 0.6% decrease in direct production costs for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. Additionally attributing to the net loss was the increased legal expenditures in connection with the August 8, 2006 funding and related financings, and the significant costs associated with the construction and furnishing of our XA Scenes New York venue (described in greater detail above).

LIQUIDITY  AND  CAPITAL  RESOURCES

We had total current assets of $2,954,739 as of September 30, 2006, which included cash of $734,605; accounts receivable of $911,503; work in process at cost of $684,739; and prepaid expenses and interest of $623,892. This represented a decrease in current assets of $657,345 or 18.27% from current assets of $3,612,084 as of September 30, 2005.

The main factor leading to the decrease in current assets as of September 30, 2006, compared to current assets as of September 30, 2005 was a $646,801 or 48.6% decrease in work in process at cost and a $545,667 or 42.6% decrease in cash, which was offset by a $621,642 increase in prepaid expenses and interest from September 30, 2005 to September 30, 2006.

We had net total fixed assets of $969,759 as of September 30, 2006, which included equipment of $244,736; furniture and fixtures of $62,433; and leasehold improvements of $857,717; which was offset by $195,127 of accumulated deprecation. This represented an increase in fixed assets of $843,534 or 668.3% from total fixed assets of $126,224 as of September 30, 2005. The main reason for the increase in fixed assets from the prior year was a $816,982 or 2,005% increase in leasehold improvements, which increase was mainly due to the acquisition of and improvements on our XA Scenes office space and venue rental in New York and a $66,070 or 37% increase in equipment, which increase in equipment was in connection with the purchase of equipment in connection with the XA Scenes venue.

We had other assets of $1,742,639 as of September 30, 2006, which included $266,891 of discount on convertible notes payable; $540,000 of deferred taxes; $70,439 of deposit; and $865,309 of goodwill, which represented an increase in other assets of $3,687 or 0.2% from other assets of $1,738,952 as of September 30, 2005.

We had total assets of $5,667,137 as of September 30, 2006, compared to total assets of $5,477,260 as of September 30, 2005, an increase in total assets of $189,877 or 3.5% from the prior period, which increase was mainly due to the $816,982 increase in leasehold improvements in connection with XA Scenes New York venue.

We had total current liabilities of $3,606,446 as of September 30, 2006, which included $473,694 of accounts payable; $5,750 of accrued payroll; $41,215 of interest payable, which represents accrued and unpaid interest on 6% Notes; $2,787 of withheld and accrued taxes; $1,270,498 of unearned revenues; $800,000 of line of credit; and $1,012,500 of current portion of long term debt in connection with amounts owed to the 6% Note Purchasers under the Second Tranche of the 6% Notes (described below). This represented a $1,030,307 or 22.2% decrease in current liabilities from current liabilities of $4,636,753 as of September 30, 2005. The main reasons for the decrease in current liabilities were the decrease of $1,020,000 in current potion of long term debt in connection with the repayment during the three months ended September 30, 2006, of the First Tranche (as defined above), and the $988,218 decrease in unearned revenues as of September 30, 2006, compared to September 30, 2005. The $1,012,500 current potion of long term debt, as well as a large portion of the interest payable as of September 30, 2006, were repaid to the 6% Note holders in October 2006.

We  had  negative  working  capital  of  $651,707  as  of  September  30,  2006.

We had net cash used by operating activities of $9,039 for the nine months ended September 30, 2006, which was mainly due to a $302,989 decrease in accounts receivable, a $164,467 decrease in prepaid employment contract, and $161,134 in amortization of discounts on notes payable, offset by $878,104 of net loss.

We had $881,828 of net cash used by investing activities for the nine months ended September 30, 2006, which was due to $876,601 of purchase of fixed assets and a $7,500 purchase of preferred stock in connection wit the purchase of one
(1) share of our Series A Preferred Stock from our former Chief Executive Officer and Director Frank Goldstin during the nine months ended September 30, 2006, offset by a $2,273 decrease in deposits.

We had $1,030,000 of net cash used by financing activities during the nine months ended September 30, 2006, which included an increase in our line of credit of $800,000, and a $1,250,000 increase in notes payable in connection with the sale of the August 2006 Notes offset by a $1,020,000 decrease in notes payable in connection with the payment of the First Tranche of the 6% Notes. The Company has a line of credit agreement which it entered into on August 12, 2004, with LaSalle Bank National Association ("LaSalle") for $750,000 (the "Line of Credit"). The Line of Credit was due August 12, 2005, and the interest varies at 0.25% over the prime rate (currently 8.5%, with the prime rate at 8.25% as of August 2, 2006). The Company's assets secure the Line of Credit. Prior to the expiration of the Line of Credit, the line of credit was renewed for another year and increased to $800,000, which Line of Credit currently has a due date of December 1, 2007. The Company borrowed $800,000 pursuant to this Line of Credit during the nine months ended September 30, 2006, which had a balance as of September 30, 2006 of $800,000.

On June 1, 2006, we entered into a business loan for a loan of up to $750,000 with LaSalle, which loan bears interest at the prime rate plus 0.25% until paid, currently equal to 8.5%, with the prime rate at 8.25% as of November 1, 2006. We have borrowed $0 in funds pursuant to the business loan with LaSalle to date. Any amounts borrowed under the business loan are due and payable on June 30, 2007.

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

We immediately used $1,047,000 of the funds received through the Funding along with approximately $40,000 in cash on hand to repay the $1,086,486 amount owed under our outstanding 6% Convertible Notes, which we sold to certain purchasers in June and September 2004 (the "6% Notes" and the "6% Note Purchasers"). The 6% Note Purchasers had originally purchased $2,500,000 in 6% Notes from us in two tranches, one tranche of $1,250,000 on June 30, 2004 (the "First Tranche") and $1,250,000 on September 13, 2004 (the "Second Tranche"), however, the 6% Note

Purchasers previously converted a portion of the 6% Notes into shares of our common stock, and as a result, only approximately $1,056,180 of principal remained due under the June 2004 tranche of the 6% Notes on June 30, 2006, which amount was not immediately paid when due. This amount would have accrued interest at the default rate equal to 15% until paid, however our default was waived by the 6% Note Purchasers pursuant to our entry into the Waiver of Rights Agreement with the 6% Note Purchasers. As a result, the remaining balance under the First Tranche of the 6% Notes was equal to $1,056,180 as of August 8, 2006, which amount was increased to $1,086,486 in connection with accrued and unpaid interest at 6% per annum on the outstanding amount of the First Tranche of the 6% Notes and the Second Tranche of the 6% Notes. The remaining amount of the August 2006 funding equal to approximately $203,000 was paid to Laidlaw, Venture and to Laidlaw's legal counsel (all defined above) in connection with attorney's fees and finder's fees in connection with the Funding.

On September 26, 2006 and October 23, 2006, we sold an aggregate of $1,450,000 in additional 11% Senior Subordinated Convertible Promissory Notes (the "Second Funding Notes") to three purchasers (the "Second Funding Purchasers"), who were also issued an aggregate of 217,500 five year warrants to purchase shares of our common stock at $1.10 per share and 100,000 five year warrants to purchase shares of our common stock at $0.30 per share (the "Second Funding Warrants," and collectively the whole transaction, the "Second Funding"). Our repayment of the Senior Notes and Second Funding Notes and any accrued interest thereon is secured by a security interest in substantially all of our assets, which we granted to the Purchasers pursuant to a Security Agreements which we entered into with the Purchasers and the Second Funding Purchasers at the closings.

We used $1,030,575 of the funds received through the Second Funding to repay the amount due under the Second Tranche of the 6% Notes and interest on such amount as of October 18, 2006. We owed approximately $1,012,434 in principal on the September 2004 portion of the 6% Notes, which notes were due and payable on September 13, 2006, but which due date was later extended to October 18, 2006, pursuant to the Third Waiver Agreement. The total amount of principal and interest at 6% per annum which was due under the 6% Notes as of October 18, 2006, was approximately $1,030,575. Due to our repayment of the Second Tranche of the 6% Notes, we no longer owe the 6% Note Second Funding Purchasers any money, however, such 6% Note Second Funding Purchasers still hold 250,000 warrants to purchase shares of our common stock at an exercise price of $9.60 per share. Additionally, $165,000 of the remaining amount of the amounts received through the Second Funding was used to pay various closing costs and legal fees, including $80,000 paid to Laidlaw & Company (UK) Ltd. ("Laidlaw") in connection with finders fees and consulting fees in connection with the October funding and amounts paid to Vision's legal counsel in attorney's fees and due diligence fees in connection with the October closing, leaving us with approximately $250,000 from the amount raised through the Second Funding after repaying the 6% Note Purchasers and closing fees.

We will need to raise additional financing in the future to repay the $2,700,000 which we owe under the August, September and October 2006 Senior Notes, which notes are due and payable in November 2007 (in connection with $1,250,000), December 2007 (in connection with $200,000) and January 2008 (in connection with $1,250,000), assuming such note holders do not convert such notes into shares of our common stock and will require approximately $800,000 which we owe under the Line of Credit, which amount is due on December 1, 2007. Furthermore we anticipate the need for approximately $1 to $5 million of additional financing to support strategic acquisitions and our current expansion plan for the next 18 to 24 months.

We currently anticipate raising approximately $3,000,000 in private equity or debt financing within the next fifteen months, of which there can be no assurance (the "Private Offering"). If we are able to affect the Private
Offering, the September and October 2006 Second Funding Purchasers will have thirty days following the closing of the Private Offering to decide whether to convert their Senior Notes into shares of our common stock (in connection with the conversion features of such Senior Notes). If those purchases choose not to convert their Notes into shares of our common stock, we will then have ten (10) days to repay them the total outstanding amount of their Senior Notes together with any accrued and unpaid interest thereon.

A substantial portion of the Company's investment capital, other than those amounts used to repay the Line of Credit will be used to finance the expansion of the Company's business in accordance with its acquisition strategy. To the extent that the proceeds are not used for acquisitions, such proceeds will be used for general corporate purposes and for working capital needs. The amount and timing of such uses will vary depending on the availability of acquisition opportunities. Pending such uses, the net proceeds will be invested in short-term investment grade securities.

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

At this time, no additional financing has been secured. The Company has no commitments from officers, directors or affiliates to provide funding. Our growth and continued operations could be impaired by limitations on our access to the capital markets as well as penalties we may be forced to pay to the Note holders if we are unable to repay the Senior Notes when due, if such notes are not converted into shares of our common stock. Without additional financing, we believe we can continue our operations for at least the next twelve months with our current revenues; however, if we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to pursue our expansion strategy and/or repay the Senior Notes when due, if such notes are not converted into shares of our common stock. There can be no assurance that capital from outside sources will be available, or if such financing is available, it may involve issuing securities senior to our Common Stock or equity financings which are dilutive to holders of our Common Stock. In addition, in the event we do not raise additional capital from conventional sources, it is likely that our growth will be restricted and we may need to scale back or curtail implementing our business plan.

                                  RISK FACTORS
                            -------------------------

RISKS  RELATING  TO  THE  COMPANY

WE HAVE A PRESENT NEED FOR CAPITAL IN ADDITION TO $2.7 MILLION ALREADY RAISED IN AUGUST THROUGH OCTOBER 2006.

It is imperative that we raise $1 to $5 million of financing to pursue additional acquisitions if the opportunity arises, which is in addition to $2.7 million already raised in August through October 2006. Furthermore, the currently outstanding $1,250,000 August 2006 Senior Notes are due on November 8, 2007, and the $1,450,000 in Second Funding Senior Notes are due on September 26, 2007 (in respect to $200,000) and October 23, 2006 in respect to $1,250,000, if such Notes are not converted into shares of our common stock prior to such due date. Additionally, we have approximately $800,000 which is due on December 1, 2007, pursuant to our Line of Credit with LaSalle. At this time, no additional financing has been secured. Our growth and continued operations could be impaired by limitations on our access to the capital markets. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to continue our business operations and pursue our expansion strategy. We need to raise additional capital to repay the August, September and October 2006 Senior Note holders and the Line of Credit, as a result, we may seek to enter into acquisitions or mergers in the future, which could result in a restructuring, change of control and/or a change in our business focus, as well as potential dilution to then current shareholders. In the event we do not raise additional capital from conventional sources, there is every likelihood that we may need to scale back or curtail implementing our business plan.

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

THE SENIOR NOTES ARE SECURED BY A SECURITY INTEREST IN SUBSTANTIALLY ALL OF OUR ASSETS.

In August 2006, we sold $1,250,000 in 11% Senior Secured Convertible Notes to certain purchasers and in September and October we sold an additional $1,450,000 in 11% Senior Secured Convertible Notes to three purchasers. All of our currently outstanding Senior Notes and interest on such notes are convertible into shares of our common stock, however, if we fail to register the shares which the Senior Notes are convertible into or such registration statement ceases to be effective or if the Purchasers fail to convert the outstanding amount of the Senior Notes into shares of our common stock, we will be obligated to repay up to $2,700,000, not including any accrued interest, on the due date of such Senior Notes, November 8, 2007 in connection with the $1,250,000 August 2006 funding, September 26, 2006 in connection with $200,000 of the Notes and $1,250,000 in connection with the October 2006 funding. If we default in our repayment of the Senior Notes when due, the Purchasers can take control of substantially all of our assets due to the fact that the repayment of the Senior Notes are secured by a Security Agreement, pursuant to which we granted the Purchasers a security interests in substantially all of our assets. As a result, if we default in the repayment of the Senior Notes, the Purchasers may take control of substantially all of our assets, which could force us to curtail or abandon our business operations, and any investment in us could become worthless.

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

IF WE FAIL TO TIMELY FILE AND/OR OBTAIN EFFECTIVENESS OF A REGISTRATION STATEMENT REGISTERING THE SHARES OF COMMON STOCK UNDERLYING THE AUGUST, SEPTEMBER AND OCTOBER 2006 PURCHASERS SENIOR NOTES AND WARRANTS, WE WILL FACE SIGNIFICANT PENALTIES, WHICH COULD DECREASE THE AMOUNT OF OUR CASH ON HAND AND CAUSE THE VALUE OF OUR STOCK TO DECLINE IN VALUE.

If we fail to file or obtain effectiveness of the Registration Statement by the applicable Registration Deadlines or after such effectiveness the Purchasers are unable to sell the Underlying Shares, we are obligated, pursuant to the Registration Rights Agreement, to pay the Purchasers an amount in cash equal to two (2%) of the total principal amount of the Senior Notes (approximately $54,000 assuming no prior conversions or repayments of the Senior Notes have occurred), for each thirty (30) day period which the Registration Deadlines are not met or the Purchasers are unable to sell the Underlying Shares. As a result, if we fail to timely file the Registration Statement and/or are prevented from timely receiving effectiveness of such filing, we could be forced to pay the Purchasers substantial penalties, which would reduce our cash on hand, and could cause us to curtail our current business plans, which would likely cause the value of our common stock to decline in value.

WE CURRENTLY HAVE A PENDING LAWSUIT WITH ONE OF OUR FORMER LANDLORDS, WHICH LANDLORD ALLEGED APPROXIMATELY $309,710 IN DAMAGES.

Our former landlord, Erie West, L.L.C. (the "Landlord"), filed a lawsuit against us (described in greater detail under "Legal Proceedings," below) claiming approximately $309,710 in damages and alleging that the Landlord is owed money for unpaid rental fees, which it alleged we stopped paying rent under on July 1, 2004, which lease was to run until March 31, 2008. We filed answers to the Landlord's allegations, denying certain allegations and asserting affirmative defenses to others. If we are forced to pay the approximately $309,710 in alleged damages and/or additional amounts in attorney's fees and interest owed to our former landlord, our cash on hand would be severely impacted and our business could be adversely affected.

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

JOSEPH WAGNER AND JEAN WILSON CAN VOTE AN AGGREGATE OF 71.2% OF OUR COMMON STOCK AND CAN EXERCISE CONTROL OVER CORPORATE DECISIONS, AND WILL CONTINUE TO EXERCISE CONTROL OVER CORPORATE DECISIONS FOLLOWING THE PLANNED CANCELLATION OF OUR OUTSTANDING SHARES OF SERIES A PREFERRED STOCK.

Joseph Wagner and Jean Wilson can vote an aggregate of 5,605,186 shares (or 70.8%) of our outstanding voting shares which includes 4,035,505 votes due to their aggregate ownership of two shares of Series A Preferred Stock, which they have agreed to cancel pursuant to the August, September and October 2006 fundings. Additionally, Frank Goldstin, our former Director and former Chief Executive Officer entered into voting agreements with Joseph Wagner and Jean Wilson with respect to a total of 1,088,480 shares of Common Stock owned by Mr. Goldstin. The general affect of the voting agreements is that Mr. Wagner and Ms. Wilson can vote 544,240 and 544,240 shares which are beneficially owned by Mr. Goldstin in addition to Common Stock that Mr. Wagner and Ms. Wilson otherwise respectively own. Mr. Wagner and Ms. Wilson will continue to exercise voting control over us as a result of their beneficial ownership of our Common Stock and as a result of the voting agreement with Mr. Goldstin, even after the cancellation of the currently outstanding shares of Series A Preferred Stock, as they will still be able to vote approximately 40% of our outstanding Common Stock following the cancellation of the Preferred Stock shares (assuming that none of the outstanding Senior Notes and/or warrants are converted or exercised). Accordingly, Joseph Wagner and Jean Wilson will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Wagner and Ms. Wilson may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

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

The Company has 500,000 shares of preferred stock authorized. The shares of preferred stock of the Company may be issued from time to time in one or more series, each of which shall have distinctive designation or title as shall be determined by the Board of Directors of the Company ("Board of Directors") prior to the issuance of any shares thereof. The preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by the Board of Directors. On December 28, 2004, the Company's Board of Directors approved the issuance of Three (3) shares of Series A Preferred Stock, One (1) each to Frank Goldstin, Jean Wilson, and Joseph Wagner for services rendered. The Preferred Stock share issued to Mr. Goldstin was subsequently returned to the Company and cancelled in consideration for $7,500. Joseph Wagner and Jean Wilson have agreed to cancel the two remaining shares of Series A Preferred Stock, for nominal consideration which shares vote in aggregate on all shareholder matters equal to fifty-one percent (51%) of the total vote. For example, if there are 10,000,000 shares of the Company's common stock issued and outstanding at the time of a shareholder vote, the holders of Series A Preferred Stock, voting separately as a class, will have the right to vote an aggregate of 10,400,000 shares, out of a total number of 20,400,000 shares voting. Because the Board of Directors is able to designate the powers and preferences of the preferred stock without the vote of a majority of the Company's shareholders, shareholders of the Company will have no control over what designations and preferences the Company's preferred stock will have. Because of the shares of Series A Preferred Stock, the holders of the two shares of Series A Preferred Stock will exercise voting control over the Company. As a result of this, the Company's shareholders will have less control over the designations and preferences of the preferred stock and as a result the operations of the Company.

THE CONVERSION OF THE SENIOR NOTES AND THE EXERCISE OF THE WARRANTS, MASTODON WARRANTS AND VENTURE WARRANTS WILL CAUSE SUBSTANTIAL DILUTION TO OUR EXISTING SHAREHOLDERS.

We had 3,877,250 shares of common stock outstanding as of November 8, 2006, which amount does not include 75,000 shares of stock which we have agreed to issue to our legal counsel within the next sixty (60) days, but which have not been issued to date. Assuming a conversion price of $0.75 per share (which conversion price and therefore the number of shares issuable in connection with the conversion of the Senior Notes is subject to adjustment as provided in the Senior Notes), the principal amount of the August 2006 Senior Notes will convert into 1,666,667 shares of common stock, the principal amount of the September and October 2006 Senior Notes will convert into 1,933,333 shares of common stock and the outstanding Warrants, Second Funding Warrants, Mastodon Warrants (not including the Second Mastodon Warrant, described above) and Venture Warrants can be exercised for 1,522,500 shares of common stock. As such, the conversion of the August, September and October 2006 Senior Notes and exercise of the August Warrants, Second Funding Warrants, Venture Warrants and Mastodon Warrants will cause substantial dilution to our existing shareholders.

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

THE SENIOR NOTES AND WARRANTS ISSUED TO THE AUGUST, SEPTEMBER AND OCTOBER 2006 PURCHASERS AS WELL AS CERTAIN CONSULTANTS IN CONNECTION WITH THOSE FUNDINGS HAVE ANTI-DILUTION PROVISIONS, WHICH IF TRIGGERED COULD CAUSE SUBSTANTIAL DILUTION TO OUR THEN SHAREHOLDERS.

The $2,700,000 in Senior Notes which have a conversion price equal to the lesser of $0.75 or 50% of the effective price of the Private Offering (defined above), the 217,500 five (5) year warrants to purchase shares of our common stock at $1.10 per share and the 1,100,000 five (5) year warrants to purchase shares of our common stock at $0.30 per share which we issued to the August, September and October 2006 purchasers and certain consultants in connection with the Funding and Second Funding, contain anti-dilution provisions. Pursuant to those anti-dilution provisions, if we issue any shares of common stock or warrants to purchase any shares of common stock (or convertible securities) with an effective price per share of less than the conversion price of the Senior Notes then in effect or the exercise price of the warrants, the conversion price of such Senior Notes shall automatically reset to such effective price and/or the exercise price of such warrants shall reset to such lower effective price.

While the August, September and October 2006 purchasers have waived these anti-dilution provisions in connection with any securities issued in connection with the Private Offering, if we issue any other securities at an effective price less than the conversion price of the Senior Notes or the exercise price of the warrants, the purchasers could be able to convert such Senior Notes and/or exercise such warrants into a much greater number of shares of common stock then they are currently able to. If this were to happen, the purchasers could take voting control of the Company or choose to sell such shares in the open market, which would cause the trading value of our common stock to decline precipitously and could cause our common stock to become worthless.

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

Since the filing of our Answer, the Landlord has filed Second and Third Amended Verified Complaints, and we have answered such complaints. The Landlord's Third Amended Verified Complaint alleged damages for our alleged breach of the lease and alleged damages for prospective rent. The total damages asked for by the Landlord in the Third Amended Verified Complaint total approximately $309,710 plus interest. On February 28, 2006, we filed our Answer and Affirmative Defenses to Third Amended Verified Complaint, whereby we denied certain of the Landlord's claims and asserted our Affirmative Defenses. A status hearing on the case is scheduled for April 2007.

In March 2006, we received notice of a lawsuit filed against XA, Inc., our wholly owned subsidiary, The Experiential Agency, Inc., and our Chief Executive Officer and Director, Joseph Wagner, Chief Operating Officer, Jean Wilson, and one of our employees, Marcy Manley, individually, by our former employee, Lara Shipp ("Shipp"). The lawsuit was filed in the Northern District of Illinois. The lawsuit alleges damages in connection with our discharge of Shipp, alleges that we failed to pay her certain commissions which she was due and that she was denied rights under the Family Medical Leave Act. Additionally, the lawsuit alleges breach of contract, declaratory relief regarding her interests in the Company, promissory estoppel, tortious interference with contract and fraudulent inducement. Shipp alleges that her employment contract with us entitled her to commissions of gross revenues on reoccurring business and that she was terminated in violation of Family and Medical Leave Act ("FMLA"). The lawsuit asks for all wages, benefits and other compensation that she lost as a result of her alleged termination in violation of FMLA, front pay and reasonable attorney's fees. Shipp also alleges that we violated the Illinois Wage Payment and Collection Act and alleges that she is due commissions and other amounts greater than $100,000 in unpaid commissions and automobile reimbursement, attorney's fees, pre and post judgment interest and punitive damages Furthermore, Shipp alleges that she is due an ownership interest in XA, Inc., which is larger than her current stake, to be proven at trial. The lawsuit also asks for all such other relief as the court deems just and equitable. We, The Experiential Agency, Inc., and the individual employees deny Ms. Shipp's allegations. We filed a Motion to Compel Arbitration on the case, which motion was granted by the court, and Shipp recently filed for arbitration with the American Arbitration Association, however, we have not entered into arbitration proceedings with Shipp to date.

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

In August 2006, we entered into a Debt Conversion Agreement with our legal counsel, David M. Loev, whereby Mr. Loev agreed to convert $10,000 which he was owed in legal fees into 50,000 restricted shares of our common stock. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 for the above, since the foregoing did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer.

In August 2006, we agreed to issue our legal counsel, David M. Loev, 25,000 warrants to purchase shares of our common stock at an exercise price of $0.30 per share, which warrants are exercisable for a period of five (5) years. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 for the above, since the foregoing did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer.

On September 26, 2006, we entered into Subscription Agreements with two (2) individuals, whereby we sold each of the individuals (i) $100,000 in fifteen
(15) month 11% Senor Secured Convertible Promissory Notes (for $200,000 in total Notes sold) which can be converted into approximately 133,333 shares of common stock each, not including any accrued and unpaid interest, and assuming a conversion price of $0.75 per share (which conversion price and therefore the number of shares the Notes are convertible into are subject to change pursuant to the Notes); and (ii) five year Warrants to purchase one hundred and fifteen thousand (15,000) shares of our common stock each (for the total issuance of 30,000 warrants) at an exercise price of $1.10 per share. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 for the above, since the foregoing did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer.

On October 23, 2006, we entered into a Subscription Agreement with Vision Opportunity Master Fund, Ltd. ("Vision"), whereby we sold Vision (i) $1,250,000 in fifteen (15) month 11% Senor Secured Convertible Promissory Notes which can be converted into approximately 1,666,667 shares of common stock, not including any accrued and unpaid interest, and assuming a conversion price of $0.75 per share (which conversion price and therefore the number of shares the Notes are convertible into are subject to change pursuant to the Notes); and (ii) five year Warrants to purchase 187,500 shares of our common stock at an exercise price of $1.10 per share and 100,000 shares of our common stock at an exercise price of $0.30 per share. We claim an exemption from registration afforded by
Section 4(2) of the Securities Act of 1933 for the above, since the foregoing did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer.

In October 2006, we entered into a Consulting Agreement with Mastodon Ventures, Inc., a Texas corporation ("Mastodon"), and agreed to issue Mastodon warrants to purchase 666,667 shares of our common stock at an exercise price of $0.30 (which warrants were issued on or about August 8, 2006, the "First Mastodon Warrant") and a warrant to purchase 1,000,000 shares of our common stock during a five (5) year period (the "Second Mastodon Warrant"), which warrants are only exercisable by Mastodon if within one year of the parties entry into the consulting agreement, we consummate a private offering of at least $3,000,000 (the "Offering") or a Change in Control (as defined in the Consulting Agreement) occurs (each a "Vesting Event"). The five year exercise period of the Second Mastodon Warrant commences upon the occurrence of a Vesting Event. The Second
Mastodon Warrant is exercisable at an exercise price equal to the lesser of $1.10 per share or 125% of the effective offering price of the Offering, or in the event of a Change in Control, such warrant shall be exercisable at an exercise price of $1.10 per share. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 for the above, since the foregoing did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer.

In November 2006, we entered into a Debt Conversion Agreement with our legal counsel, David M. Loev, whereby Mr. Loev agree to convert $15,000 which he was owed into 75,000 shares of common stock and 75,000 five year warrants to purchase shares of our common stock at an exercise price of $0.30 per share. We agreed to register the shares and warrants on a Form S-8 registration statement to be filed within sixty (60) days of our entry into the Debt Conversion Agreement, which Form S-8 has not been filed to date. The 75,000 shares of common stock we agreed to issue to Mr. Loev pursuant to the November 2006 Debt Conversion Agreement have not been issued to date and have therefore not been included in the issued and outstanding share amounts disclosed throughout this filing. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the above issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the issuance and no underwriting discounts or commissions were paid by the Company.

On November 4, 2006, we issued 25,000 restricted shares of our Common Stock to our Director, Christopher Spencer, which shares we had agreed to issue on September 30, 2006, pursuant to the terms of Mr. Spencer's Consulting Agreement. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the issuance and no underwriting discounts or commissions were paid by the Company.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2006.

ITEM  5.  OTHER  INFORMATION

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

 a)  Exhibits

Exhibit  No.        Description
-----------         ----------

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

10.30(5) Joseph Wagner Stock Option Agreement to Purchase 850,000 Shares at an Exercise Price of $0.75 Per Share

10.31(5) Jean Wilson Stock Option Agreement to Purchase 650,000 Shares at an Exercise Price of $0.75 Per Share

10.32(6)            Second  Funding  Waiver  of  Rights  Agreement

10.33(7)#           Securities  Purchase  Agreement  Effective  September  26,
                    2006  with  G.  Chris  Andersen

10.34(7)#           11%  Senior  Secured  Convertible  Promissory  Note  with G.
                    Chris  Andersen

10.35(7)#           Warrant  with  G.  Chris  Andersen  ($1.10  initial exercise price)

10.36(7)#           Registration  Rights  Agreement  with  G.  Chris  Andersen

10.37(7)#           Security  Agreement  with  G.  Chris  Andersen

10.38(7) Securities Purchase Agreement Dated October 23, 2006 with Vision Opportunity Master Fund, Ltd.

10.38(7) 11% Senior Secured Convertible Promissory Note with Vision Opportunity Master Fund, Ltd. (1)

10.39(7)            Warrant  with  Vision  Opportunity  Master  Fund,  Ltd.
                    ($1.10  initial  exercise  price)

10.40(7)            Warrant  with  Vision  Opportunity  Master  Fund,  Ltd.
                    ($0.30  initial  exercise  price)

10.41(7)            Registration  Rights  Agreement  with  Vision  Master  Fund,
                    Ltd.

10.42(7)            Security  Agreement  with  Vision  Master  Fund,  Ltd.

10.43(7)            Third  Waiver  of  Rights  Agreement  with the 6% Purchasers

10.44(7)            Consulting  Agreement  with  Mastodon

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

(5) Filed as Exhibits to our Form 8-K filed with the Commission on August 15, 2006, and incorporated herein by reference.

(6) Filed as an Exhibit to our Form 8-K filed with the Commission September 14, 2006 and incorporated herein by reference.

(7) Filed as Exhibits to our Form 8-K filed with the Commission on November 1, 2006, and incorporated herein by reference.

*     Filed  Herein.

# The September 2006 closing documents including the Securities Purchase Agreement, 11% Senior Secured Convertible Promissory Note, Registration Rights Agreement and Security Agreement with G. Chris Andersen and Paul M. Higbee are identical except for their respective names and addresses, and as such, we have only included those documents relating to Mr. Andersen. Both the closing documents with Mr. Andersen and Mr. Higbee, including the Securities Purchase Agreements, Registration Rights Agreements, Senior Notes and Warrants (but not the Security Agreement), were re-executed by Mr. Andersen and Mr. Higbee on or about October 23, 2006, to be effective as of September 26, 2006, to conform to the Vision Opportunity Master Fund, Ltd. closing documents, which October 2006 closing documents replaced and superseded the prior executed September 2006 documents.

b)     REPORTS  ON  FORM  8-K

The Company filed the following reports on Form 8-K during the fiscal period covered by this report:

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

o The Company filed a report on Form 8-K on August 15, 2006, to report the Company's entry into the Securities Purchase Agreement and relating Funding agreements in connection with the sale of $1,250,000 in 11% Senior Secured Convertible Notes and 175,000 warrants to certain third-party purchasers.

o The Company filed a report on Form 8-K on September 14, 2006, to report the Company's entry into the Second Funding Waiver of Rights Agreement with the 6% Note Purchasers.

The Company filed the following one report on Form 8-K subsequent to the period covered by this report and up to the date this report was filed:

o The Company filed a report on Form 8-K on November 1, 2006 to report the closing of the sale of an additional $1,450,000 in Senior Convertible Notes to three unaffiliated purchasers and related agreements and transactions.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 XA,  INC.

DATED: November 17, 2006                         By:  /s/  Joseph  Wagner
                                                 ------------------------
                                                 Joseph  Wagner
                                                 Chief  Executive  Officer