Form 10KSB
period 2006-12-31
XA, INC.
filed 2007-03-30
CIK 1132034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number: 000-32885

XA, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0471263
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

875 NORTH MICHIGAN AVENUE, SUITE 2626
CHICAGO, ILLINOIS 60611
(Address of principal executive offices)

(312) 397-9100
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

The issuer's revenues for the most recent fiscal year ended December 31, 2006 were $9,824,677.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of March 8, 2007, was approximately $1,255,715.

As of March 26, 2007 the issuer had 3,952,250 shares of common stock, $.001 par value per share outstanding ("Common Stock"), which amount does not include 25,000 shares of Form S-8 registered common stock which the issuer has agreed to issue to the issuer’s attorney, which shares have not been registered or issued to date.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format: Yes [  ] No [X]

XA, INC.
FORM 10-KSB

YEAR ENDED
December 31, 2006
INDEX

Part I

Part II

Part III

PART I

ITEM 1. DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB (THIS "FORM 10 KSB"), INCLUDING STATEMENTS UNDER "ITEM 1. DESCRIPTION OF BUSINESS," AND "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS", CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF XA, INC., AND/OR ITS WHOLLY OWNED SUBSIDIARIES, THE EXPERIENTIAL AGENCY, INC., AN ILLINOIS CORPORATION AND FIORI XA, INC., XA SCENES, INC. AND XA INTERACTIVE, INC., NEVADA CORPORATIONS (COLLECTIVELY "XA", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-KSB, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2006.

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

In addition to the Warrants we granted to Vision in connection with the funding, Mastodon Ventures, Inc. ("MVI"), which was issued 666,667 warrants to purchase shares of our common stock at $0.30 per share, assigned 100,000 of such warrants to Vision, and the August 2006 Second Funding Purchasers, who were granted an aggregate of 333,333 warrants to purchase shares of our common stock at $0.30 per share, assigned 133,333 of such warrants to Vision.

The Senior Notes, Second Funding Senior Notes, Warrants and Second Funding Warrants (as well as the MVI and Venture Warrants) contain certain anti-dilution provisions in connection with the Underlying Shares, which provide that if we issue or sell any additional shares of common stock (including convertible shares of common stock and/or options or warrants to purchase shares of common stock) other than as a dividend or other distribution (a "Dilutive Issuance") at less than the Conversion Price or Exercise Price then in effect, the Conversion Price or Exercise Price shall be automatically reduced to the lower Effective Price (as defined in the Senior Notes, Second Funding Senior Notes, Warrants and Second Funding Warrants) of the issuance and/or sale. However, the August 2006 and September and October 2006 Purchasers have agreed to waive such anti-dilution provision in connection with the issuance of up to 250,000 shares for professional services, of which we have agreed to issue an aggregate of 125,000 shares of which 50,000 shares have been issued to date and 100,000 warrants have been granted to date to purchase shares at $0.30 per share (collectively the "Excepted Issuances").

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

We also granted the Purchasers, Second Funding Purchasers, Venture and MVI (as defined below) registration rights in connection with the shares of common stock issuable in connection with the conversion of the Senior Notes, Second Funding Senior Notes and the exercise of the Warrants and Second Funding Warrants, the MVI Warrants and the Venture Warrants (as defined below), collectively the "Underlying Shares"), pursuant to our entry into Registration Rights Agreements (the "Registration Rights Agreements"), which we entered into at the closing

Furthermore, pursuant to the Purchase Agreement, we agreed to grant the Purchasers and the Second Funding Purchasers the right to appoint one Director to our Board of Directors (or a Board Advisory Seat to observe at all board meetings). In the event such purchasers desire to exercise such right to appoint a Director, our Board of Directors will be increased to five (5) members.

Prior to our entry into the Purchase Agreement and the Second Funding Purchase Agreements, and the consummation of the funding, we received waivers from LaSalle Bank National Association to approve the Funding, whom we currently owe $800,000 pursuant to a revolving line of credit. Additionally, we received the waiver of the 6% Note Purchasers, ,who purchased the 6% Convertible Notes in June and September 2004, to approve the funding and waive our previous default under the 6% Convertible Notes (described in greater detail below) pursuant to our entry into a Waiver of Rights Agreement with the 6% Note Purchasers on July 17, 2006, with an effective date of June 30, 2006, which Waiver of Rights Agreement was later extended by the 6% Note Purchasers until August 9, 2006 in connection with the August 2006 Funding, and our entry into two additional Waiver of Rights Agreements with the 6% Note Purchasers, the Second Waiver Agreement and the Third Waiver Agreement (as described herein).

We also agreed to issue an aggregate of 333,333 warrants to purchase shares of our common stock at an exercise price of $0.30 per share to Sands Brothers Venture Capital Funds ("Venture" and the "Venture Warrants") and 666,667 warrants to purchase shares of our common stock at an exercise price of $0.30 per share to MVI Ventures, Inc. ("MVI" and the "MVI Warrants") in consulting fees in connection with the August 2006 Funding. Both the Venture Warrants and the MVI Warrants are exercisable for five (5) years from the date of the August 2006 Closing.

The Senior Notes, warrants, closing and related agreements are described in greater detail in our Form 8-K filing, which we filed with the Commission on August 15, 2006, and the Second Funding Senior Notes, Second Funding Warrants and related agreements are described in greater detail in our Form 8-K filing, which we filed with the Commission on November 1, 2006.

Registration Rights Agreement

Pursuant to the Registration Rights Agreements, we agreed to register the Underlying Shares on a Form SB-2 registration statement with the Securities and Exchange Commission (the "Commission" and the "Registration Statement"). We agreed that in the event that the Private Offering has not occurred within six (6) months of the August 2006 Note funding date (February 8, 2006), we will file a Registration Statement with the Commission within forty-five (45) days of such six (6) month anniversary of the prior August 2006 closing (March 25, 2007, which filing date was met) and that we would obtain effectiveness of such Registration Statement no more than ninety (90) days after the date we are required to file such Registration Statement (June 23, 2007)(the "Mandatory Filing Deadlines"). Provided that the Private Offering does occur within six (6) months of the Closing, the Purchasers have demand registration rights pursuant to the Registration Rights Agreement, whereby the holders of 50.1% of the Senior Notes can demand that we file the Registration Statement at any time beginning on the nine (9) month anniversary date of the Closing, May 8, 2007. If the Purchasers demand that we file a Registration Statement, we are required to file the Registration Statement with the Commission within forty-five days of the date such demand is given, and we are required to obtain effectiveness of the Registration Statement no more than sixty (60) days after the date we are required to file such Registration Statement in connection with the August 2006 Purchasers and ninety (90) days after the date we are required to file such Registration Statement in connection with the September 2006 and October 2006 Purchasers (collectively with the Mandatory Filing Deadlines the "Registration Deadlines").

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

Consulting Agreement

Additionally in October 2006, we entered into a Consulting Agreement with Mastodon Ventures, Inc., a Texas corporation ("MVI"), whereby we engaged MVI to act as a non-exclusive strategic advisor in connection with our fundings, including our Private Offering. Pursuant to the Consulting Agreement, MVI agreed to assist us in all facets of the Private Offering; provided however that they are not required under the Consulting Agreement to render any services which involve the raising of capital for or on behalf of us, and agreed that any such capital raising activities will only be affected through registered broker dealers. We agreed to pay MVI's actual expenses in connection with the Consulting Agreement, provided such expenses are pre-approved in writing by us, and agreed to issue MVI warrants to purchase 666,667 shares of our common stock at an exercise price of $0.30 (which warrants were issued on or about August 8, 2006, and were previously reported in our Form 8-K filing, filed with the Commission on August 15, 2006) (the "First MVI Warrant") and a warrant to purchase 1,000,000 shares of our common stock (the "Second MVI Warrant") during a five (5) year period as described below, which is only exercisable by MVI if within one year of the parties entry into the consulting agreement, we consummate the Offering or a Change in Control (as defined in the Consulting Agreement) occurs (each a "Vesting Event").

The five year exercise period of the Second MVI Warrant commences upon the occurrence of a Vesting Event. The Second MVI Warrant is exercisable at an exercise price equal to the lesser of $1.10 per share or 125% of the effective offering price of the Private Offering, or in the event of a Change in Control, such warrant shall be exercisable at an exercise price of $1.10 per share.

MVI has informed us that that it plans to transfer the right to purchase certain shares of common stock pursuant to the First MVI Warrant and Second MVI Warrants to various parties including, the right to purchase 82,400 shares under the First MVI Warrant and 150,000 shares under the Second MVI Warrant to Gusrae Kaplan Bruno & Nusbaum, PLLC, the attorney for the August 2006 Second Funding Purchasers and the right to purchase 54,933 shares under the First MVI Warrant and the right to purchase 100,000 shares under the Second MVI Warrant to our legal counsel, David M. Loev, Attorney at Law.

Furthermore, we agreed pursuant to the Consulting Agreement, that MVI has the right, to sell all or a portion of the shares of our common stock which are owned by MVI as a result of MVI's exercise of the First MVI Warrant to the future purchasers of the Private Offering, assuming that we have previously sold at least $3,000,000 in securities pursuant to such Private Offering. For example, assuming that we have previously sold at least $3,000,000 of securities pursuant to the Private Offering, MVI will then have the ability to sell all of the shares of common stock which it then owns to the purchasers on the same terms and conditions as the Private Offering.

MVI agreed pursuant to the Consulting Agreement that it would not own 5% or more of our shares of common stock at any one time (except in the event of a Change of Control) in connection with the exercise of either of the Warrants.

The Second MVI Warrants and the rights provided thereunder will expire if a Vesting Event has not occurred within one (1) year from the date of the Consulting Agreement.

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

Legal Services Agreement

Effective January 1, 2007, we entered into an Agreement with David M. Loev, of The Loev Law Firm, PC, to be responsible for certain corporate/securities matters including the preparation of and/or review of Schedule 13ds, Form 3's, Form 4's, Schedule 13g's, Schedule 14a's, Schedule 14c's, Form 10-QSB's, Form 10-KSB's and Form 8-K's to be filed by us with the Securities and Exchange Commission and the review of our press releases (the "Legal Services Agreement"). In connection with the Legal Services Agreement, we agreed to pay Mr. Loev $4,750 per month, reimburse him for out of pocket expenses and to issue him 25,000 S-8 shares of our common stock, which shares have not been issued to date and have not been included in the number of issued and outstanding shares used throughout this Report. The Legal Services Agreement is in effect until December 31, 2007 and services provided outside of the Legal Services Agreement are to be rendered on an hourly basis.

Business Operations:

We, referred to herein as “XA,” through our wholly-owned subsidiaries, The Experiential Agency, Inc., an Illinois corporation (“Experiential”), XA Scenes, Inc., Fiori XA, Inc. and XA Interactive, Inc., Nevada corporations are a comprehensive event marketing, design and production services agency. With full-service offices in Chicago and New York City as well as a sales office in Los Angeles, and a venue in New York City, XA is a leading provider of event services on an outsourced basis for corporations, associations and other organizations in the United States and abroad. XA provides its clients with a single source to their business communications and event planning needs.

In the third quarter of 2005, XA formed a wholly owned Nevada subsidiary, XA Scenes, Inc. ("XA Scenes"). XA Scenes was formed as a special events venue management firm. XA’s senior management team believes that there is a significant opportunity for XA Scenes to capitalize on the synergies that exist between XA’s event marketing agency, Experiential, and selected joint venture partners.

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

During the year ended December 31, 2006, XA planned approximately one hundred and fifty (150) events, attended by over 100,000 people, for clients including McDonald's Corporation (NYSE:MCD), HBO, VH1, the Wella Corporation, the Ritz Carlton, Barnes and Noble, UNICEF, Discovery, Home & Garden Magazine, GLAAD, Universal Pictures, Goldman Sachs, Tag Heuer, Accenture Ltd. (NYSE:CAN) and Sports Illustrated.

In January 2007, XA was awarded Special Event Magazine’s Gala Award in the category of “Best Event Marketing Campaign” for Real Simple’s Holiday Solutions. The annual award competition recognizes achievement in all areas of special events and design. The winners are selected after 5 rounds of judging by members of Special Event Magazine's Advisory Board. The award winning event produced and designed by XA helped to recreate Real Simple magazine with a Holiday Solutions five-week mall tour that targeted female consumers. To implement the vision, the XA event team designed and constructed living rooms in high-traffic malls. The rooms created an experience, idea or amenity to guests, while allowing advertisers direct interaction with readers. Over 100,000 consumers visited the events in addition to 330,000 TV viewers.

During the nine months ended September 30, 2006, XA has seen several trends in the event marketing and promotion field, including the fact that many events and campaigns are using retail components, including wireless attendee tracking systems and retail "pop-ups," which XA hopes to take advantage of moving forward in its events and campaigns.

XA focuses on strategic growth that includes, among other things, the acquisition and development of targeted business communications and event management companies in key regions throughout the United States. XA has developed a vertically integrated infrastructure that it believes will enhance its ability to continue to provide event services on a national basis. In order to provide its clients with a single source solution to their event planning needs, XA offers a wide range of services that encompass the event planning process including general management, concept creation, content creation and execution. XA believes that its vertically integrated organization, creative talent, technological leadership and its willingness to commit capital to acquire or develop proprietary exhibitions and special events are competitive advantages in a fragmented industry in which most vendors provide a limited set of services on a local basis.

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
* XA Interactive (Digital Marking); and
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

Creative Talent
A primary value that XA brings to its clients is the creative talent, energy and commitment of its employees. XA seeks to attract and retain the best personnel by developing attractive compensation, benefits and training programs and providing long-term career opportunities that its smaller competitors cannot duplicate. XA has approximately forty-three (43) employees, of whom approximately fifteen (15) are part-time employees and twenty-eight (28) are full-time employees.

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
* www.gmproductions.net;
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

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters are located in Chicago, Illinois. In July 2004, we entered into an eight-year lease for approximately 4,600 square feet of office space for our corporate headquarters. Our current lease commitment is $10,069 per month.

In August 2003, we opened an office in New York City. We lease this office space from Thom Filicia, Inc. pursuant to a five year sublease. Our lease commitment on our New York Office space is $1,300 per month plus the obligation to pay utilities.

We also have offices in Los Angeles, California. On January 15, 2004, we entered into a four-year and seven-month lease for this office space from Gilmore North Market, LLC. Our current lease commitment is $1,750 per month plus the obligation to pay utilities.

On December 23, 2005, XA Scenes, Inc., our wholly owned subsidiary, entered into a Lease, (the "Lease") on the ninth floor of 636-642 West 28th Street, New York, New York 10001, also known as the "Terminal Warehouse" (the "Property") with Waterfront NY Realty Corp. ("Landlord"). The Lease has a term of ten (10) years (the "Term"), and commenced on June 1, 2006. We agreed to pay initial annual rent under the Lease equal to $260,000 per year, which rent increases at the rate of 3% per year (with the rate of rent for the 10th year of the Lease being $350,000), payable monthly at the initial rate of $21,666.66 per month.

On March 6, 2006, The Experiential Agency, Inc., our wholly owned subsidiary (“Experiential”), entered into a Lease on Unit No. 2B in Building No. 2 of 1435 51st Street, in North Bergen, New Jersey. The lease commenced on April 1, 2006, and ends on March 31, 2009. The monthly rent on the lease is $4,037 from April 1, 2006 until March 31, 2007, $4,238 for the period from April 1, 2007 until March 31, 2008, and $4,449 for the period from April 1, 2008 until March 31, 2009. Upon the expiration of the lease, Experiential has the option to renew the lease for an additional three (3) year term. The monthly rental fees during the additional three year term, will be $4,671 from April 1, 2009 and March 31, 2010, $4,904 from April 1, 2010 and March 31, 2011, and $5,149 from April 1, 2011 to March 31, 2012. The landlord has the right to terminate the lease at any time after March 31, 2009, with six (6) months prior written notice to Experiential.

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

In March 2006, we received notice of a lawsuit filed against XA, Inc., our wholly owned subsidiary, The Experiential Agency, Inc., and our Chief Executive Officer and Director, Joseph Wagner, Chief Operating Officer, Jean Wilson, and one of our employees, Marcy Manley, individually, by our former employee, Lara Shipp ("Shipp"). The lawsuit was filed in the Northern District of Illinois. The lawsuit alleged damages in connection with our discharge of Shipp, alleged that we failed to pay her certain commissions which she was due and that she was denied rights under the Family Medical Leave Act. Additionally, the lawsuit alleges breach of contract, declaratory relief regarding her interests in the Company, promissory estoppel, tortious interference with contract and fraudulent inducement. Shipp alleged that her employment contract with us entitled her to commissions of gross revenues on reoccurring business and that she was terminated in violation of Family and Medical Leave Act ("FMLA"). The lawsuit asked for all wages, benefits and other compensation that she lost as a result of her alleged termination in violation of FMLA, front pay and reasonable attorney's fees. Shipp also alleged that we violated the Illinois Wage Payment and Collection Act and alleges that she is due commissions and other amounts greater than $100,000 in unpaid commissions and automobile reimbursement, attorney's fees, pre and post judgment interest and punitive damages Furthermore, Shipp alleged that she was due an ownership interest in XA, Inc., which is larger than her current stake. We are currently in settlement negotiations with Shipp, however we have not entered into any final settlement agreement to date, and can provide no assurances that any settlement agreement will be entered into in the future.

The Company is not aware of any pending legal proceeding other than the ones described above, to which it is a party which is material to its business operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an Annual Meeting of shareholders at its corporate offices on February 23, 2007, at which time, shareholders holding a majority of the Company’s outstanding shares of common stock as of the record date of the meeting, January 15, 2007, voted to re-elect Joseph Wagner, Jean Wilson and Christopher Spencer as Directors of the Company and to ratify the appointment of Pollard-Kelly Auditing Services, Inc. as the Company’s independent auditors for 2006 and 2007 fiscal years.

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

	BID PRICES

Quarter Ended	High	Low

December 31, 2006	$0.35	$0.21
September 30, 2006	$0.40	$0.15
June 30, 2006	$0.75	$0.30
March 31, 2006	$0.51	$0.40

December 31, 2005	$0.70	$0.30
September 30, 2005	$0.55	$0.33
June 30, 2005	$1.35	$0.38
March 31, 2005	$2.50	$1.15

There were approximately 37 holders of record of the common stock as of March 26, 2007. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend. The Company's common stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act. In general, a security which is not quoted on NASDAQ or has a market price of less than $5.00 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus, the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

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

In October 2006, we entered into a Consulting Agreement with Mastodon Ventures, Inc., a Texas corporation ("MVI"), and agreed to issue MVI warrants to purchase 666,667 shares of our common stock at an exercise price of $0.30 (which warrants were issued on or about August 8, 2006, the "First MVI Warrant") and a warrant to purchase 1,000,000 shares of our common stock during a five (5) year period (the "Second MVI Warrant"), which warrants are only exercisable by MVI if within one year of the parties entry into the consulting agreement, we consummate a private offering of at least $3,000,000 (the "Offering") or a Change in Control (as defined in the Consulting Agreement) occurs (each a "Vesting Event"). The five year exercise period of the Second MVI Warrant commences upon the occurrence of a Vesting Event. The Second MVI Warrant is exercisable at an exercise price equal to the lesser of $1.10 per share or 125% of the effective offering price of the Offering, or in the event of a Change in Control, such warrant shall be exercisable at an exercise price of $1.10 per share. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 for the above, since the foregoing did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer.

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

Effective January 1, 2007, we entered into an Agreement with David M. Loev, of The Loev Law Firm, PC, to serve as our legal counsel and perform legal services for us until December 31, 2007. In connection with our entry into the Agreement, we agreed to issue Mr. Loev 25,000 Form S-8 registered shares of our common stock, which shares have not been issued to date.

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

Marketing and Growth Strategy

The major focus of our growth strategy over the next several years will be the acquisition and development of targeted business communications and event management companies in key regions throughout the United States. Our management has identified a number of targeted strategic acquisition opportunities in the form of business communications and event management companies in key regions throughout the United States. Our targeted acquisitions are intended to add geographic coverage to our existing businesses as well as broaden our service offerings. The initial acquisitions are planned to focus on business communications and event management companies which are specialized in the on-site logistical aspects of the business communications and event management industry, and are located in the Chicago, New York City and Los Angeles areas. We have not entered into any preliminary negotiations or discussions with any acquisition targets, nor do we have any definitive agreements with any acquisition targets, however we plan to take steps to acquire such acquisition targets in the future, of which there can be no assurance, funding permitting, of which there can be no assurance.

We also plan to fuel our growth through a broader, carefully designed growth strategy that includes extending relationships with existing clients, building new client relationships, expanding its international client base, making selected infrastructure acquisitions, and expanding its media services. We believe that substantial opportunities exist to expand relationships with existing clients by cross-selling the full range of our services, building out our national office network and expanding our service offerings, particularly with respect to our events, multimedia and corporate branding capabilities. We will seek to capitalize on the services provided to one division or operation of a client by selling our services to other divisions or operations, including their foreign operations. We have also initiated advertising and public relations programs to enhance our brand recognition in the marketplace.

We also believe that multinational organizations headquartered both inside and outside of the United States are increasingly interested in building relationships with business communications and event management firms and owners of events who can provide their services on a worldwide basis. Our international client base continues to grow and in order to better serve these organizations, we plan to aggressively expand our international client base over the next 12 to 24 months.

The Company believes that there is an increasing trend on the part of associations, historically the largest owners and operators of exhibitions, to outsource the operational management and often the ownership of exhibitions as they focus on their core missions and seek to improve efficiencies.

We believe that the events industry revolves on a competitive axis based on service breadth and quality, creativity, responsiveness, geographic proximity to clients, and price. Most vendors of outsourced event services are small, local companies that cannot provide the wide range of services, international coverage, creative talent, purchasing power and technological capabilities required by large corporations and associations. As a vertically integrated service provider we believe that it will be able to offer a comprehensive solution to these organizations with the assurance of a high quality of service and the opportunity to form a long-term relationship.

We differentiates itself from its competitors by offering a single source solution to the market for business communication and event management services on a national basis, employing creative, energetic professionals, centralizing its administration and purchasing functions.

COMPARISON OF OPERATING RESULTS

The Year Ended December 31, 2006 Compared To the Year Ended December 31, 2005

We had sales of $9,824,677 for the year ended December 31, 2006, compared to sales of $10,912,614 for the year ended December 31, 2005, a decrease in sales from the prior period of $1,087,937 or 10%. The decrease in sales was due to cancelled programs and events during the year ended December 31, 2006.

We had cost of goods sold relating to direct production costs of $5,782,391 for the year ended December 31, 2006, compared to cost of goods sold relating to direct production costs of $6,767,383 for the year ended December 31, 2005, a decrease in cost of goods sold from the prior period of $984,992 or 14.6%.

Cost of goods sold as a percentage of sales was 58.9% for the year ended December 31, 2006, compared to 62.0% for the year ended December 31, 2005, a decrease in costs of goods sold as a percentage of sales of 3.1% from the prior period. The decrease in our cost of goods sold was directly attributable to our lower sales, thereby causing a lower cost of those sales and increased margins on the sales that we did have.

We had gross profit of $4,042,286 for the year ended December 31, 2006, compared to gross profit of $4,145,231 for the year ended December 31, 2005, a decrease in gross profit of $102,945 or 2.5% from the prior period. The decrease in gross profit was due to the 10% decrease in sales offset by the 14.6% decrease in direct production costs.

We had administrative expenses of $4,992,871 for the year ended December 31, 2006, compared to administrative expenses of $4,001,362 for the year ended December 31, 2005, an increase in administrative expenses of $991,509 or 24.8% from the prior period.

The increase in administrative expenses was due to the increased expenses related to our launch of XA Scenes and our New York venue during the year ended December 31, 2006, including expenses relating to construction and marketing, as well as increased expenses relating to the issuance of various options and warrants during the year ended December 31, 2006, as described in greater detail herein. Additionally attributing to higher expenses for the year ended December 31, 2006, were increased legal fees in connection with the review and preparation of closing documents in connection with our funding activities during the year ended December 31, 2006.

We had a loss from operations of $950,585 for the year ended December 31, 2006, compared to income from operations of $143,869 for the year ended December 31, 2005, a decrease in income from operations of $1,094,454 or 760.7% from the prior period. The decrease in income from operations was mainly attributable to the 24.8% increase in administrative expenses and the 10% decrease in sales, which was not sufficiently offset by the 14.6% decrease in cost of goods sold for the year ended December 31, 2006, compared to the prior period.

We had net other expenses for the year ended December 31, 2006, of $1,041,017, compared to net other expenses of $268,515 for the year ended December 31, 2005, an increase in net other expenses of $772,502 or 287.7% from the prior period. The main reasons for the increase in net other expenses were a $226,083 increase in other expenses, to $509,677 for the year ended December 31, 2006, compared to $283,594 for the year ended December 31, 2005 in connection with various expenses associated with our capital campaign and financing, and $540,000 of intangible impairment, which was not represented during the previous period in connection with reversing our federal and state tax accruals which were applied during the fiscal year ended 2005, as we have had net losses for the last several years and are not able to take advantage of such accruals unless we have net income, of which there can be no assurance due to our recent losses.

We had no tax provision adjustments for the year ended December 31, 2006, compared to $15,000 of income tax expense for the year ended December 31, 2005.

We had a net loss of $1,991,602 for the year ended December 31, 2006, compared to a net loss of $109,646 for the year ended December 31, 2005, an increase in net loss of $1,881,956 or 1,716% from the prior period. The increase in net loss was mainly attributable to the 24.8% increase in administrative expenses, the 287.7% increase in net other expenses and the 10% decrease in sales, which was not sufficiently offset by the 14.6% decrease in direct production costs for the year ended December 31, 2006, compared to the year ended December 31, 2005. Additionally attributing to the increase in administrative expenses associated with the increase in net loss was the increased legal expenditures in connection with the August 8, 2006 funding and related financings, and the significant costs associated with the construction and furnishing of our XA Scenes New York venue (described in greater detail above).

We had other comprehensive income for the year ended December 31, 2006 of $296,121, consisting of the decrease in the fair value of derivatives in connection with our August, September and October 2006, convertible notes, which income was not present during the year ended December 31, 2005.

We had net comprehensive loss of $1,695,481 for the year ended December 31, 2006, compared to net comprehensive loss of $109,646 for the year ended December 31, 2005, an increase in net comprehensive loss of $1,585,835 or 1,446% from the prior period.

Liquidity and Capital Resources

We had total current assets of $1,274,580 as of December 31, 2006, which included cash of $372,626; accounts receivable of $470,270; prepaid expenses of $180,981; and prepaid finance charges in connection with our August, September and October 2006 fundings of $250,703. This represented a decrease in current assets of $1,407,338 or 52.5% from current assets of $2,681,918 as of December 31, 2005.

The main factors leading to the decrease in current assets as of December 31, 2006, compared to current assets as of December 31, 2005, was a $770,562 or 100% decrease in work in process at cost and a $744,222 or 61.3% decrease in accounts receivable, which was offset by a $250,703 increase in prepaid finance charges of $250,703.

We had net total fixed assets of $1,103,796 as of December 31, 2006, which included equipment of $244,736; furniture and fixtures of $66,177; and leasehold improvements of $1,004,745; which was offset by $211,861 of accumulated deprecation. This represented an increase in fixed assets of $968,025 or 713% from total fixed assets of $135,772 as of December 31, 2005. The main reason for the increase in fixed assets from the prior year was a $964,000 or 2,366% increase in leasehold improvements, which increase was mainly due to the acquisition of and improvements on our XA Scenes office space and venue rental in New York and a $50,245 or 25.8% increase in equipment, which increase in equipment was in connection with the purchase of equipment in connection with the XA Scenes venue.

We had other assets of $1,151,801 as of December 31, 2006, which included $212,853 of discount on convertible notes payable; $73,639 of deposits; and $865,309 of goodwill, which represented a decrease in other assets of $603,566 or 34.4% from other assets of $1,755,367 as of December 31, 2005. Other assets decreased because of changes of $540,000 in deferred taxes and $100,000 in prepaid employment bonus, which items were represented as of December 31, 2005, but not represented as of December 31, 2006.

We had total assets of $3,530,177 as of December 31, 2006, compared to total assets of $4,573,057 as of December 31, 2005, a decrease in total assets of $1,042,879 or 22.8% from the prior period, which decrease was mainly due to the $1,407,338 or 52.5% decrease in current assets, which was mainly due to the $770,562 decrease in work in process at cost.

We had total current liabilities of $3,037,634 as of December 31, 2006, which included $514,232 of accounts payable; $102,760 of interest payable, which represents accrued and unpaid interest on 11% Convertible Notes; $3,731 of withheld and accrued taxes; $166,911 of unearned revenues; $800,000 of line of credit; and $1,450,000 of current portion of long term debt in connection with amounts owed to the August and October 2006, 11% Convertible Note Purchasers. This represented a $729,028 or 19.4% decrease in current liabilities from current liabilities of $3,766,662 as of December 31, 2005. The main reasons for the decrease in current liabilities were the decrease of $1,055,318 in unearned revenues and the $582,500 increase in current portion of long term debt offset by an $800,000 increase in line of credit.

We had long-term debt of $1,250,000 as of December 31, 2006, due to the $1,250,000 October 2006 11% Convertible Note, which is due in January 2007, which gave us total liabilities as of December 31, 2006 of $4,287,634.

We had negative working capital of $1,763,054 and a total retained deficit of $3,409,583 as of December 31, 2006.

We had net cash used by operating activities of $716,979 for the year ended December 31, 2006, which was mainly due to $1,991,602 of net loss and $1,055,318 of decrease in unearned revenues, offset by $540,000 in connection with our intangibles impairment and a $744,222 decrease in accounts receivable and a $770,562 decrease in work in progress at cost.

We had $1,035,799 of net cash used by investing activities for the year ended December 31, 2006, which was due to $1,027,372 of purchase of fixed assets and a $7,500 purchase of preferred stock in connection wit the purchase of one (1) share of our Series A Preferred Stock from our former Chief Executive Officer and Director Frank Goldstin during the year ended December 31, 2006, offset by a $927 increase in deposits. Subsequent to the year ended December 31, 2006, we purchased the remaining two (2) shares of our Series A Preferred Stock from Joseph Wagner and Jean Wilson for aggregate consideration of $1 and subsequently cancelled such shares.

We had $1,529,931 of net cash used by financing activities during the year ended December 31, 2006, which included an increase in our line of credit of $800,000, a $62,431 increase in derivative liability and a $2,700,000 increase in notes payable in connection with the sale of the August, September and October 2006 Notes offset by $2,032,500 of payments on notes payable in connection with the repayment of all of our previously outstanding 6% Notes. The Company has a line of credit agreement which it entered into on August 12, 2004, with LaSalle Bank National Association ("LaSalle") for $750,000 (the "Line of Credit"). The Line of Credit was due August 12, 2005, and the interest varies at 0.25% over the prime rate (currently 8.5%, with the prime rate at 8.25% as of March 8, 2007). The Company's assets secure the Line of Credit. Prior to the expiration of the Line of Credit, the line of credit was renewed for another year and increased to $800,000, which Line of Credit currently has a due date of December 1, 2007. The Company borrowed $800,000 pursuant to this Line of Credit during the year ended December 31, 2006, which had a balance as of December 31, 2006 of $800,000.

On June 1, 2006, we entered into a business loan for a loan of up to $750,000 with LaSalle, which loan bears interest at the prime rate plus 0.25% until paid, currently equal to 8.5%, with the prime rate at 8.25% as of March 8, 2007. We have borrowed $0 in funds pursuant to the business loan with LaSalle to date. Any amounts borrowed under the business loan are due and payable on June 30, 2007.

On August 8, 2006, we entered into a Securities Purchase Agreement, with various purchasers, pursuant to which we sold the purchasers fifteen month, 11% Senior Subordinated Secured Convertible Promissory Notes in the aggregate principal amount of $1,250,000 (the "August 2006 Notes") and five (5) year warrants to purchase an aggregate of one hundred and seventy-five thousand (175,000) shares of our common stock at an exercise price of $1.10 per share (the "Warrants").

We immediately used $1,047,000 of the funds received through the sale of the August 2006 Notes along with approximately $40,000 in cash on hand to repay the $1,086,486 amount owed under our outstanding 6% Convertible Notes, which we sold to certain purchasers in June and September 2004 (the "6% Notes" and the "6% Note Purchasers"). The 6% Note Purchasers had originally purchased $2,500,000 in 6% Notes from us in two tranches, one tranche of $1,250,000 on June 30, 2004 (the "First Tranche") and $1,250,000 on September 13, 2004 (the "Second Tranche"), however, the 6% Note.

The 6% Note Purchasers previously converted a portion of the 6% Notes into shares of our common stock, and as a result, only approximately $1,056,180 of principal remained due under the June 2004 tranche of the 6% Notes on June 30, 2006, which amount was not immediately paid when due. This amount would have accrued interest at the default rate equal to 15% until paid, however our default was waived by the 6% Note Purchasers pursuant to our entry into the Waiver of Rights Agreement with the 6% Note Purchasers. As a result, the remaining balance under the First Tranche of the 6% Notes was equal to $1,056,180 as of August 8, 2006, which amount was increased to $1,086,486 in connection with accrued and unpaid interest at 6% per annum on the outstanding amount of the First Tranche of the 6% Notes and the Second Tranche of the 6% Notes. The remaining amount of the August 2006 funding equal to approximately $203,000 was paid to Laidlaw, Venture and to Laidlaw's legal counsel (all defined above) in connection with attorney's fees and finder's fees in connection with the August 2006 funding.

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

Our repayment of the August 2006 Notes and Second Funding Notes and any accrued interest thereon is secured by a security interest in substantially all of our assets, which we granted to the Purchasers pursuant to a Security Agreements which we entered into with the Purchasers at the closings.

We used $1,030,575 of the funds received through the Second Funding to repay the amount due under the Second Tranche of the 6% Notes and interest on such amount as of October 18, 2006. We owed approximately $1,012,434 in principal on the September 2004 portion of the 6% Notes, which notes were due and payable on September 13, 2006, but which due date was later extended to October 18, 2006, pursuant to the Third Waiver Agreement. The total amount of principal and interest at 6% per annum which was due under the 6% Notes as of October 18, 2006, was approximately $1,030,575. Due to our repayment of the Second Tranche of the 6% Notes, we no longer owe the 6% Note Purchasers any money, however, such 6% Note Purchasers still hold 250,000 warrants to purchase shares of our common stock at an exercise price of $9.60 per share, which expire if unexercised on June 30, 2008. An additional amount of $165,000 of the remaining amount received through the Second Funding was used to pay various closing costs and legal fees, including $80,000 paid to Laidlaw & Company (UK) Ltd. ("Laidlaw") in connection with finders fees and consulting fees in connection with the October funding and amounts paid to Vision's legal counsel in attorney's fees and due diligence fees in connection with the October closing, leaving us with approximately $250,000 from the amount raised through the Second Funding after repaying the 6% Note Purchasers and closing fees.

We will need to raise additional financing in the future to repay the $2,700,000 which we owe under the August, September and October 2006 Senior Notes, which notes are due and payable in November 2007 (in connection with $1,250,000), December 2007 (in connection with $200,000) and January 2008 (in connection with $1,250,000), assuming such note holders do not convert such notes into shares of our common stock in connection with their Optional Conversion and Mandatory Conversion rights (described above) and will require approximately $800,000 which we owe under the Line of Credit, which amount is due on December 1, 2007. Furthermore we anticipate the need for approximately $1 to $5 million of additional financing to support strategic acquisitions and our current expansion plan for the next 18 to 24 months.

We currently have plans to raise approximately $3,000,000 in private equity or debt financing within the next fifteen months, of which there can be no assurance (the "Private Offering"). If we are able to affect the Private Offering, the September and October 2006 Second Funding Purchasers will have thirty (30) days following the closing of the Private Offering to decide whether to convert their Notes into shares of our common stock (in connection with the conversion features of such Notes) and the August 2006 purchasers will be required to immediately convert their Notes into shares of our common stock. If those September and October 2006 purchases choose not to convert their Notes into shares of our common stock, we will then have ten (10) days to repay them the total outstanding amount of their Notes together with any accrued and unpaid interest thereon.

A substantial portion of our investment capital for the next 12 months, other than those amounts used to repay the Line of Credit (and/or which will need to be used to repay the Notes, assuming such Notes are not converted into shares of our common stock) will be used to finance the expansion of our business in accordance with our growth and acquisition strategy described above. To the extent that the proceeds are not used for acquisitions, such proceeds will be used for general corporate purposes and for working capital needs. The amount and timing of such uses will vary depending on the availability of acquisition opportunities. Pending such uses, the net proceeds will be invested in short-term investment grade securities.

Furthermore, we may receive up to $761,750 in connection with the exercise of the Warrants, which funds we plan to use, if such Warrants are exercised, of which there can be no assurance, for financing future acquisitions and/or working capital as described herein in greater detail under “Use of Proceeds.”

While we are not currently a party to any agreements with respect to any acquisitions, it is possible that an agreement in principle or a definitive agreement as to one or more acquisitions will be executed prior to the completion of the current capital raising efforts. It is likely that the closing of any acquisition would require us to raise additional funds, which there can be no assurance will be available on favorable terms, if at all.

At this time, no additional financing has been secured. We have no commitments from officers, directors or affiliates to provide funding. Our growth and continued operations could be impaired by limitations on our access to the capital markets as well as penalties we may be forced to pay to the Purchasers if we are unable to repay the Notes when due, if such Notes are not converted into shares of our common stock. Without additional financing, we believe we can continue our operations for at least the next twelve months with our current revenues; however, if we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to pursue our expansion strategy and/or repay the Notes when due, if such notes are not converted into shares of our common stock. There can be no assurance that capital from outside sources will be available, or if such financing is available, it may involve issuing securities senior to our common stock or equity financings which are dilutive to holders of our common stock. In addition, in the event we do not raise additional capital from conventional sources, it is likely that our growth will be restricted and we may need to scale back or curtail implementing our business plan.

RISK FACTORS

WE HAVE A PRESENT NEED FOR CAPITAL IN ADDITION TO $2.7 MILLION ALREADY RAISED IN AUGUST THROUGH OCTOBER 2006.

We intend to seek additional acquisitions which acquisitions will likely require additional capital ranging from $1 to $5 million, which is in addition to $2.7 million already raised in August through October 2006. Furthermore, the currently outstanding $1,250,000 August 2006 Senior Notes are due on November 8, 2007, and the $1,450,000 in Second Funding Senior Notes are due on September 26, 2007 (in respect to $200,000) and October 23, 2006 (in respect to $1,250,000), if such Notes are not converted into shares of our common stock prior to such due dates. Finally, we have approximately $800,000 which is due on December 1, 2007, pursuant to our Line of Credit with LaSalle (described in greater detail below under “Liquidity and Capital Resources”). At this time, no additional financing has been secured. Our growth and continued operations could be impaired by limitations on our access to the capital markets. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to continue our business operations and pursue our expansion strategy. We need to raise additional capital to repay the August, September and October 2006 Note holders and the Line of Credit, and as a result, we may seek to enter into acquisitions or mergers in the future, of which we currently have no immediate plans, but which if undertaken, could result in a restructuring, change of control and/or a change in our business focus, as well as potential dilution to then current shareholders. In the event we do not raise additional capital from conventional sources, there is every likelihood that we may need to scale back or curtail implementing our business plan.

WE HEAVILY DEPEND ON JOSEPH WAGNER AND JEAN WILSON.

The success of the Company depends heavily upon the personal efforts and abilities of Joseph Wagner and Jean Wilson. Joseph Wagner entered into a sixty (60) month Consulting Agreement with the Company effective August 1, 2006, pursuant to which Mr. Wagner serves as the Company's, Chief Executive Officer, President and Secretary. Mr. Wagner is also the Chairman of the Board of Directors of the Company. Mr. Wagner may engage in business activities or interests outside of the Company which are not adverse or competitive to the Company. Jean Wilson serves as the Company's Chief Operating Officer, Treasurer and as a director of the Company pursuant to a sixty (60) month Employment Agreement she entered into with the Company, with an effective date of August 1, 2006. Mr. Wagner and Ms. Wilson may voluntarily terminate their employment at any time. The loss of Mr. Wagner, Ms. Wilson or other key employees could have a material adverse effect on our business, results of operations or financial condition. In addition, the absence of Mr. Wagner or Ms. Wilson may force us to seek a replacement who may have less experience or who may not understand our business as well, or we may not be able to find a suitable replacement.

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

OUR AUDITOR HAS RAISED DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We had a comprehensive net loss of $1,695,481 for the year ended December 31, 2006 which includes an adjustment to net loss of $296,121 due to the decrease in the fair value of our derivatives, other expenses of $509,677 and intangible impairment of $540,000, and a net comprehensive loss of $109,646 for the year ended December 31, 2005. We had a $1,763,054 working capital deficiency and a total retained deficit of $3,409,583 as of December 31, 2006. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

THE SENIOR NOTES ARE SECURED BY A SECURITY INTEREST IN SUBSTANTIALLY ALL OF OUR ASSETS.

In August 2006, we sold $1,250,000 in 11% Senior Secured Convertible Notes to certain purchasers and in September and October we sold an additional $1,450,000 in 11% Senior Secured Convertible Notes to three purchasers. All of our currently outstanding Notes and interest on such Notes are convertible into shares of our common stock; however, if we fail to register the shares which the Notes are convertible into, such registration statement ceases to be effective or if the Purchasers fail to convert the outstanding amount of the Senior Notes into shares of our common stock, we will be obligated to repay up to $2,700,000, not including any accrued interest, on the due date of such Notes, November 8, 2007 in connection with the $1,250,000 August 2006 funding, December 26, 2007 in connection with $200,000 of the Notes and January 23, 2008, in connection with the $1,250,000 October 2006 funding. If we default in our repayment of the Notes when due, the Purchasers can take control of substantially all of our assets due to the fact that the repayment of the Notes are secured by a Security Agreement, pursuant to which we granted the Purchasers a security interests in substantially all of our assets. As a result, if we default in the repayment of the Notes, the Purchasers may take control of substantially all of our assets, which could force us to curtail or abandon our business operations, and any investment in us could become worthless.

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

IF WE FAIL TO TIMELY FILE AND/OR OBTAIN EFFECTIVENESS OF A REGISTRATION STATEMENT REGISTERING THE SHARES OF COMMON STOCK UNDERLYING THE AUGUST, SEPTEMBER AND OCTOBER 2006 PURCHASERS NOTES AND WARRANTS, WE WILL FACE SIGNIFICANT PENALTIES, WHICH COULD DECREASE THE AMOUNT OF OUR CASH ON HAND AND CAUSE THE VALUE OF OUR STOCK TO DECLINE IN VALUE.

Pursuant to the Registration Rights Agreements, we agreed to register the shares of common stock which the Notes are convertible into and the shares of common stock underlying the Warrants (the “Underlying Shares”). We agreed that in the event that the planned private offering of our securities in which we receive gross proceeds of not less than $3,000,000 and the effective purchase price of the common stock sold is $1.50 or more per share (the “Private Offering”), has not occurred within six (6) months of the August 2006 Closing (February 8, 2007), which deadline was not met, we would file this Registration Statement within forty-five days of the six (6) month anniversary of the August 2006 Closing, March 25, 2007, which date was met, and that we would obtain effectiveness of this Registration Statement no more than sixty (60) days after the date we are required to file such Registration Statement, or May 24, 2007 (the "Mandatory Filing Deadlines"). Provided that if the Private Offering does occur within six (6) months of the Closing, the Purchasers have demand registration rights pursuant to the Registration Rights Agreement, whereby the holders of 50.1% of the Notes can demand that we file the Registration Statement at any time beginning on the nine (9) month anniversary date of the August 2006 Closing, May 8, 2007. If the Purchasers demand that we file a Registration Statement, we are required to file the Registration Statement with the Commission within forty-five days of the date such demand is given, and we are required to obtain effectiveness of the Registration Statement no more than sixty (60) days after the date we are required to file such Registration Statement (collectively with the Mandatory Filing Deadlines the "Registration Deadlines").

If we fail to obtain effectiveness of this Registration Statement by the applicable Registration Deadlines or after such effectiveness the Purchasers are unable to sell the Underlying Shares, we are obligated, pursuant to the Registration Rights Agreement, to pay the Purchasers an amount in cash equal to two (2%) of the total principal amount of the Notes (equal to $54,000), for each thirty (30) day period which the Registration Deadlines are not met or the Purchasers are unable to sell the Underlying Shares. If we fail to pay such damages within five (5) days of the date payable, we are required to pay interest on the amount payable at the rate of eighteen percent (18%) per annum, accruing daily until such amounts are paid in full. As a result, if we fail to timely file the Registration Statement and/or are prevented from timely receiving effectiveness of such filing, we could be forced to pay the Purchasers substantial penalties, which would reduce our cash on hand, and could cause us to curtail our current business plans, which would likely cause the value of our common stock to decline in value.

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

RISKS RELATING TO OUR COMMON STOCK

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

Our common stock is traded on the OTCBB under the symbol “XAIN.” In recent years, the stock market in general has experienced extreme price fluctuations that have oftentimes been unrelated to the operating performance of the affected companies. Similarly, the market price of our common stock may fluctuate significantly based upon factors unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

THE COMPANY HAS ESTABLISHED PREFERRED STOCK WHICH CAN BE DESIGNATED BY THE COMPANY'S BOARD OF DIRECTORS WITHOUT SHAREHOLDER APPROVAL AND HAS ESTABLISHED SERIES A PREFERRED STOCK, WHICH GIVES THE HOLDERS MAJORITY VOTING POWER OVER THE COMPANY.

The Company has 500,000 shares of preferred stock authorized. The shares of preferred stock of the Company may be issued from time to time in one or more series, each of which shall have distinctive designation or title as shall be determined by the Board of Directors of the Company ("Board of Directors") prior to the issuance of any shares thereof. The preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by the Board of Directors. Because the Board of Directors is able to designate the powers and preferences of the preferred stock without the vote of a majority of the Company's shareholders, shareholders of the Company will have no control over what designations and preferences the Company's preferred stock will have. As a result of this, the Company's shareholders may have less control over the designations and preferences of the preferred stock and as a result the operations of the Company.

THE CONVERSION OF THE NOTES AND THE EXERCISE OF THE WARRANTS, MVI WARRANTS AND VENTURE WARRANTS WILL CAUSE SUBSTANTIAL DILUTION TO OUR EXISTING SHAREHOLDERS.

We had 3,952,250 shares of common stock outstanding as of March 26, 2007. Assuming a conversion price of $0.75 per share (which conversion price and therefore the number of shares issuable in connection with the conversion of the Notes is subject to adjustment as provided in the Notes, subject to a $0.30 floor), the principal amount of the August 2006 Senior Notes will convert into 1,666,667 shares of common stock, the principal amount of the September and October 2006 Notes will convert into 1,933,333 shares of common stock and the outstanding Warrants, MVI Warrants and Venture Warrants can be exercised for 1,522,500 shares of common stock. As such, the conversion of the August, September and October 2006 Notes and exercise of the Warrants, Venture Warrants and MVI Warrants will cause substantial dilution to our existing shareholders.

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

THE NOTES AND WARRANTS ISSUED TO THE AUGUST, SEPTEMBER AND OCTOBER 2006 PURCHASERS, THE 6% NOTE PURCHASERS, AND CERTAIN CONSULTANTS IN CONNECTION WITH THOSE FUNDINGS HAVE ANTI-DILUTION PROVISIONS, WHICH IF TRIGGERED COULD CAUSE SUBSTANTIAL DILUTION TO OUR THEN SHAREHOLDERS.

The $2,700,000 in Notes which have a conversion price equal to the lesser of $0.75 or 50% of the effective price of a planned subsequent private offering of our securities in which we receive gross proceeds of not less than $3,000,000 and the effective purchase price of the common stock sold is $1.50 or more per share (the “Private Offering”), the 392,500 five (5) year warrants to purchase shares of our common stock at $1.10 per share; the 1,100,000 five (5) year warrants to purchase shares of our common stock at $0.30 per share which we issued to the August, September and October 2006 purchasers and certain consultants in connection with the August, September and October 2006 fundings; and the 250,000 Class A Warrants which have an exercise price of $9.60 per share and are held by the 6% Note Purchasers, who previously purchased 6% Convertible Term Notes from us in June and September 2004, which notes have been repaid to date, but which Class A Warrants remain outstanding, contain anti-dilution provisions. Pursuant to those anti-dilution provisions, if we issue any shares of common stock or warrants to purchase any shares of common stock (or convertible securities) with an effective price per share of less than the conversion price of the Notes then in effect or the exercise price of the warrants then in effect, the conversion price of such Notes shall automatically reset to such effective price and/or the exercise price of such warrants shall reset to such lower effective price.

While the August, September and October 2006 purchasers have waived these anti-dilution provisions in connection with any securities issued in connection with the Private Offering, and up to 250,000 shares of common stock for professional services, of which we have issued 225,000 shares to date and a total of 25,000 shares of common stock issued to Christopher Spencer, our Director pursuant to the terms of his Consulting Agreement, if we issue any other securities at an effective price less than the conversion price of the Notes or the exercise price of the Warrants, the Purchasers could be able to convert such Notes and/or exercise such Warrants into a much greater number of shares of common stock then they are currently able to. If this were to happen, the Purchasers could take voting control of the Company (subject to the Second Funding Purchaser’s agreement to not hold more than 9.99% of our outstanding common stock unless they give us sixty-one days prior written notice) or choose to sell such shares in the open market, which would cause the trading value of our common stock to decline precipitously and could cause our common stock to become worthless.

WE FACE A RISK OF A CHANGE IN CONTROL DUE TO THE FACT THAT OUR CURRENT OFFICERS AND DIRECTORS DO NOT OWN A MAJORITY OF OUR OUTSTANDING COMMON STOCK.

Our current officers and Directors can vote an amount of common stock equal to approximately thirty-six (36%) of our outstanding common stock. As a result, our officers and Directors may not exercise majority voting control over us and our shareholders who are not officers and Directors of us may be able to obtain a sufficient number of votes to choose who serves as our Directors. Because of this, the current composition of our Board of Directors may change in the future, which could in turn have an effect on those individuals who currently serve in management positions with us. If that were to happen, our new management could affect a change in our business focus and/or curtail or abandon our business operations, which in turn could cause the value of our securities, if any, to decline.

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

TABLE OF CONTENTS TO FINANCIAL STATEMENTS

Report of Independent Registered Accouting Firm                                                                                                           F-1

Consolidated Balance Sheets as of                                                                                                                                       F-2
      December 31, 2005 and 2006

Consolidated Income Statements for the                                                                                                                             F-3
      Years Ended December 31, 2006 and 2005

Consolidated Statement of Stockholders' Equity for the                                                                                                   F-4
      Period from January 1, 2005 through December 31, 2006

Consolidated Statement of Cash Flows for the                                                                                                                   F-5
      Years Ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements                                                                                                                       F-6

Pollard-Kelley Auditing Services, Inc.……………………………………………………………
Auditing Services 4500 Rockside Road #450, Independence OH 44131 330-836-2558

Report of Independent Registered Public Accounting Firm

Board of Directors
XA, Inc. and Subsidiary

We have audited the Balance sheet of XA, Inc. and Subsidiary as of December 31, 2006 and the related statements of operations, stockholders equity and cash flows for the years ending December 31, 2006. These statements are responsibility of Company’s Management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (Unites States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XA, Inc. and Subsidiary as of December 31, 2006 and the related statements of operations, stockholders equity and cash flows for the years ending December 31, 2006 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered losses the last two years. This factor, among others including the Notes payable due in 2007, raises substantial doubt about the Company’s ability to continue as a going concern. Management feels the Company’s continuation as a going concern depends upon its ability to obtain additional sources of capital and financing. Management’s plan in regard to this matter is also described in Note 6. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Fairlawn, Ohio
March 5, 2007

XA, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
	2006	2005
ASSETS
Current Assets
Cash	$372,626	$595,472
Accounts receivable	470,270	1,214,492
Work in process at cost	-	770,562
Prepaid expenses	180,981	36,925
Prepaid finance charges	250,703	-
Prepaid employment contract	-	64,467
Total Current Assets	1,274,580	2,681,918
Fixed Assets
Equipment	244,736	194,491
Furniture and fixtures	66,177	53,059
Leasehold improvements	1,004,745	40,735
	1,315,657	288,285
Less accumulated depreciation	(211,861)	(152,513)
	1,103,796	135,772
Other Assets
Discount on Convertible Notes Payable	212,853	177,346
Deferred taxes	-	540,000
Prepaid employment bonus	-	100,000
Deposits	73,639	72,712
Goodwill	865,309	865,309
	1,151,801	1,755,367
	$3,530,177	$4,573,057
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$514,232	$445,986
Accrued payroll	-	-
Interest Payable	102,760	61,476
Withheld and accrued taxes	3,731	4,471
Unearned revenues	166,911	1,222,229
Line of credit	800,000	-
Current portion of long term debt	1,450,000	2,032,500
Total Current Liabilities	3,037,634	3,766,662
Long-term Debt
Note payable	1,250,000	-
Derivative Liability	62,431	-
Stockholders' Equity
Series A preferred stock	-	-
Common stock	3,952	3,719
Additional paid in capital	2,289,621	2,213,157
Accumulated other comprehensive income	296,121	-
Retained deficit	(3,409,583)	(1,410,481)
	(819,889)	806,395
	$3,530,177	$4,573,057

See accompanying notes to financial statements.

XA, Inc. and Subsidiary
CONSOLIDATED INCOME STATEMENT
For the Year Ended December 31, 2006 and 2005

	Year-to-date	Year-to-date
	2006	2005

Revenues
Sales	$9,824,677	$10,912,614

Cost of goods sold
Direct production costs	5,782,391	6,767,383

Gross profit	4,042,286	4,145,231

Administrative expense
Administrative	4,992,871	4,001,362

Income (Loss) from operations	(950,585)	143,869

Other income and expenses
Other income	8,660	15,079
Other expenses	(509,677)	(283,594)
Intangible impairment	(540,000)	-
	(1,041,017)	(268,515)
Income (Loss) before taxes	(1,991,602)	(124,646)

Tax provisions
Tax provisions	-	(15,000)

Net (Loss)	(1,991,602)	(109,646)

Other Comprehensive Income
Decrease in fair value of
derivatives	296,121	-

Net Comprehensive Income (Loss)	$(1,695,481)	$(109,646)

Loss per Share
Average shares outstanding	3,952,250
Net Loss	$(0.50)
Other Comprehensive Income	$0.07
Net Other Comprehensive Income	$(0.43)

See accompanying notes to financial statements.

XA, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from January 1, 2005 through December 31, 2006

	Series A Preferred Stock		Common Stock ----------		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance December 31, 2004	3	$-	3,516,250	$3,516	$2,170,532	$-	$(1,300,835)	$873,213
Shares issued for services	-	-	202,500	203	42,625	-		42,828
Net Loss	-	-	-	-	-	-	(109,646)	(109,646)
Balance December 31, 2005	3	-	3,718,750	3,719	2,213,157		(1,410,481)	806,395
Shares issued for services	-	-	108,500	108	51,589	-	-	51,697
Shares issued for debt	-	-	125,000	125	24,875	-	-	25,000
Purchase and retirement of
Preferred shares	(1)	-	-	-	-	-	(7,500)	(7,500)
Net Other Comprehensive Loss	-	-	-	-	-	296,121	(1,991,602)	(1,695,481)
Balance December 31, 2006	2	$-	3,952,250	$3,952	$2,289,621	$296,121	$(3,409,583)	$(819,889)

See accompanying notes to financial statements.

XA, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2006 and 2005
	Year to date	Year to date
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(1,991,602)	$(109,646)
Adjustments to reconcile net earnings to net
cash provided (used) by operating activities:
Intangibles impairment	540,000	(15,000)
Depreciation	59,348	27,580
Amortization of Discounts on Notes Payable	260,614	133,228
Stock for services and debt	76,697	42,828
Changes in Current assets and liabilities:
(Increase) Decrease in Accounts receivable	744,222	(755,463)
(Increase) Decrease in Work in process	770,562	(583,956)
(Increase) Decrease in Prepaid expenses	(144,056)	(34,191)
(Increase) Decrease in Prepaid finance charges	(250,703)	-
(Increase) Decrease Prepaid employment contracts	164,467	87,148
(Decrease) Increase in Accounts payable	68,246	199,860
(Decrease) Increase in Accrued payroll	-	(17,798)
(Decrease) Increase in Accrued interest	41,284	61,476
(Decrease) in Withheld and accrued taxes	(740)	265
Increase (Decrease) in Unearned revenue	(1,055,318)	652,543
NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES	(716,979)	(311,126)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed assets	(1,027,372)	(38,912)
Purchase of Preferred stock	(7,500)	-
Increase in Goodwill	-	(57,075)
(Increase) Decrease in Deposits	(927)	(34,532)
NET CASH (USED) BY INVESTING
ACTIVITIES	(1,035,799)	(130,519)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	-
Increase in Derivative Liability	62,431	-
Payments on Notes Payable	(2,032,500)	-
Increase in Notes Payable	2,700,000	-
Increase in Line of credit	800,000	-
NET CASH USED BY
FINANCING ACTIVITIES	1,529,931	-

NET INCREASE (DECREASE) IN CASH	(222,847)	(441,645)
CASH ACQUIRED IN ACQUISITION	-	-
CASH AT BEGINNING OF PERIOD	595,472	1,037,117
CASH AT END OF PERIOD	$372,625	$595,472

See accompanying notes to financial statements.

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------------------

HISTORY
-------------

The Company was incorporated on August 29, 1991 as Goldstin/Mercola Productions, Inc. in Illinois. On January 4, 1993 the name was changed to G/M Productions, Inc. On December 4, 2003 the Company entered into an exchange agreement with Synreal Services Corp a publicly traded Nevada corporation. The exchange agreement resulted in the exchange of 1,769,231 newly issued shares of Synreal common stock for all the outstanding shares of G/M Productions, Inc. In addition the shareholder of G/M Productions entered into a stock purchase agreement with the former officers and directors of Synreal whereby the shareholder acquired 1,000,000 shares of Synreal common stock. Synreal was a shell at the time of the acquisition and therefore the acquisition was treated as a reverse merger whereby the acquired company is treated as the acquiring company for accounting purposes. On December 9, 2003, the stockholders and directors of the Company passed two resolutions changing the Company's name to The Experiential Agency, Inc., and authorizing a 13:1 forward stock split.

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

On April 14, 2006, the Company issued 25,000 shares of common stock for services. The shares were valued at $14,067.

On July 31, 2006, the Company issued 25,000 shares of common stock for services. The shares were valued at $14,067.

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
--------------------------------------------------------------------------------------------------------------

On September 1, 2006, the Company issued 50,000 shares of common stock for services and debt reduction. The shares were valued at $10,000.

On November 6, 2006, the Company issued 25,000 shares of common stock for services. The shares were valued at $14,066.

On December 29, 2006, the Company issued 75,000 shares of Common stock for services and debt reduction. The shares were valued at $15,000.

The consolidated financial statements include the accounts of XA, Inc., The Experiential Agency, Inc., Fiori XA, Inc. and XA Scenes, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation. The Company is a comprehensive event marketing, design and production firm with full service offices in Chicago, and New York and a sales office in Los Angeles.

CASH AND CASH EQUIVALENTS
------------------------------------------------

For purposes of the statement of cash flows, the Company considers all short-term debt securities three months or less to be cash equivalents.

Cash paid during the year for:
                                                                                                                        2006                        2005
                                                                               Interest                       $113,862   $ -0-
                                                                               Income taxes              $  -0-                          $ -0-

PROPERTY AND EQUIPMENT
------------------------------------------

Property and equipment are carried at cost. Maintenance, repairs and renewals are expensed as incurred. Depreciation of property and equipment is provided for on the straight line and 200% declining balance basis over their estimated useful lives as follows:

               Equipment                5 years
                   Furniture and fixtures         7 years
               Leaseholds                                           39 years

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
--------------------------------------------------------------------------------------------------------------

Depreciation expense for the quarter and year to date ended December 31, 2006 and 2005 was $59,348 and $27,580, respectively.

INCOME TAXES
-----------------------

Before December 4, 2003, the date of the share exchange with Synreal, the Company had elected to be taxed under the provisions of Sub-chapter S of the Internal Revenue Code. Under these provisions, the Company does not pay federal or state corporation taxes on its taxable income. Instead, the shareholders are liable for individual federal and state income taxes on the Company's taxable income. There are no differences in accounting for tax and book. After December 4, 2003, the Company is taxed as a Sub-chapter C corporation under the Internal Revenue Code.

The estimated tax provision at December 31, 2006 and 2005 consists of the following:

     2006                          2005

                Federal                         $ -0-                            $ -0-
                State                                -0-                               -0-
                                                      -------                           ------
                                                      $ -0-                            $ -0-
                                                     =====                         ====

The Company has net loss carry forwards of approximately $1,979,000 that begin to expire in 2020 for federal taxes and 2017 for state taxes.

USE OF ESTIMATES
-----------------------------

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
--------------------------------------------------------------------------------------------------------------

CONCENTRATION OF CREDIT RISKS
-----------------------------------------------------

During 2005 and 2004 and at December 31, 2006 and 2005, the Company had deposits in banks in excess of the FDIC insurance limit.

INTANGIBLE IMPAIRMENT
----------------------------------------

In the forth quarter of 2006, management reviewed the value of its intangible assets. This review resulted in the write down of the intangible asset Deferred Taxes. The balance in this account represented an estimate of the cash value of the Company’s net operating loss carry forward.

NOTE 2 - DISCOUNT ON CONVERTIBLE NOTES PAYABLE
---------------------------------------------------------------------------------

Discount on Convertible Notes Payable represents costs the Company incurred in connection with the convertible promissory notes. These costs will be amortized over the life of the notes (24 months) on a straight-line basis.

In connection with the August 8, September 26 and October 23, 2006, notes, the Discount on Convertible Notes Payable represents costs the Company incurred in connection with the new convertible promissory notes. These costs will be amortized over the life of the notes (15 months) on a straight-line basis.

Amortization of these items for December 31, 2006 and 2005 was $260,614 and $133,228, respectively.

NOTE 3 - NOTES PAYABLE
--------------------------

LINE OF CREDIT - On August 12, 2004, the Company entered into a Line of Credit agreement with a bank for $750,000. The note was due September 30, 2006. Interest varies at 0.25% over the Bank's prime rate. The Company's assets secure the note. The draws are based on a borrowing base formula at 75% of eligible accounts receivable less 90 days past due accounts.

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

NOTE 3 - NOTES PAYABLE - CONTINUED
-----------------------------------------------------------

The agreement required the payment of a $5,000 commitment fee. The balance outstanding under this agreement at December 31, 2006 and 2005 was $0 and $0, respectively.

On June 1, 2006, the Company converted $800,000 of its line of credit to a construction loan. The line of credit agreement was amended to $750,000. The Company is in violation of one of the negative covenants of this loan concerning profitability. The lender is aware of the violation and has taken no action to date. The loan is due December 1, 2007. The balance outstanding on the construction loan was $800,000 and $0 at December 31 2006 and 2005, respectively.

On June 29, 2004, the Company entered into a Convertible Promissory Note agreement with 5 unrelated entities. The terms of the 5 notes are identical. The interest rate is 6%. The notes are convertible into the Company's common stock at a conversion rate of $2.00 per share. Conversion is at the Company's option. However, if the Company requests conversion it must convert with registered stock. The holder also received Class A and Class B Warrants (Note4) and purchased an additional $1,250,000 of convertible promissory notes on September 13, 2004. The June 29, 2004 note was paid in full on August 8, 2006. The balance of the notes were paid in 2006.

On September 13, 2004, note holders with $267,500 due converted these notes into 1,076,693 pre-reverse split shares of the Company's common stock in accordance with the note agreement. On November 1, 2004, note holders with $200,000 due converted these notes into 811,533 pre-reverse split shares of the Company's common stock in accordance with the note agreement. The September 13, 2004 note was paid in 2006.

On June 26, 2006, the Company entered into a Securities Purchase Agreement with a group of venture capital lenders and sold 11% Senior Subordinated Secured Convertible Promissory Notes in the amount of $1,250,000, five year warrants at an exercise price of $1.10 per share and a conversion feature. In accordance with EITF 00-27 the estimated value of the conversion feature is $193,483. The value was determined using the Black-Scholes pricing model under the following assumptions: life of 15 months, risk free interest rate of 5.0%, a dividend yield of 0% and volatility of 11%. The face amount of these notes of $1,443,483 was allocated between notes payable of $1,250,000 and the conversion feature of $193,483. The conversion feature is being amortized over the term of the notes. The notes are secured by all the assets of the Company and are due November 8, 2007. The balance outstanding at December 31, 2006 and 2005 was $1,250,000 and $0, respectively.

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

NOTE 3 - NOTES PAYABLE - CONTINUED
----------------------------------------------------------

On September 26, 2006, the Company entered into a Securities Purchase Agreement with a group of venture capital lenders and sold 11% Senior Subordinated Secured Convertible Promissory Notes in the amount of $1,450,000, five year warrants at an exercise price of $1.10 per share and a conversion feature. In accordance with EITF 00-27 the estimated value of the conversion feature is $16,155. The value was determined using the Black-Scholes pricing model under the following assumptions: life of 15 months, risk free interest rate of 5.0%, a dividend yield of 0% and volatility of 11%. The face amount of these notes of $216,155 was allocated between notes payable of $200,000 and the conversion feature of $16,155. The conversion feature is being amortized over the term of the notes. The notes are secured by all the assets of the Company with $200,000 due December 26, 2007. The balance outstanding at December 31, 2006 and 2005 was $200,000 and $0, respectively.

On October 23, 2006, the Company entered into a Securities Purchase Agreement with a group of venture capital lenders and sold 11% Senior Subordinated Secured Convertible Promissory Notes in the amount of $1,250,000, five year warrants at an exercise price of $1.10 per share and a conversion feature. In accordance with EITF 00-27 the estimated value of the conversion feature is $100,967. The value was determined using the Black-Scholes pricing model under the following assumptions: life of 15 months, risk free interest rate of 5.0%, a dividend yield of 0% and volatility of 0.1%. The face amount of these notes of $1,350,967 was allocated between notes payable of $1,250,000 and the conversion feature of $100,967. The conversion feature is being amortized over the term of the notes. The notes are secured by all the assets of the Company with $1,250,000 due January 23, 2008. The balance outstanding at December 31, 2006 and 2005 was $1,250,000 and $0, respectively.

The notes will automatically convert to shares of common stock at the conversion price when the Company completes a private offering of its equity securities and receives gross proceeds of no less than $3,000,000, with a effective purchase price of $1.50 per share and the Company has completed an effective registration statement covering the resale of the conversion shares.

Total Long-Term debt at December 31, 2006, is as follows:
      2006

         Total term debt                                  $2,700,000
         Less Current portion                         (1,450,000)
                                                                       -------------
         Long-term debt                                  $1,250,000
                                                                       =======

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

NOTE 4 - EQUITY
-------------------------

PREFERRED STOCK
-----------------------------

On December 27, 2004, the Board of Directors, with shareholder approval, issued 3 shares, of the authorized 10,000,000 shares of "blank check" preferred, as Series A Preferred Shares. The Series A Preferred Shares have a par value of $.001 per share, have no rights to dividends, no liquidation preference, no conversion rights and no redemption rights. The holders thereof, voting as a class, shall have the right to vote on all shareholder matters equal to fifty-one percent of the total vote. On May 22, 2006, the Company purchased and retired one share of preferred stock for $7,500. There were 2 shares outstanding at December 31, 2006. The October 23, 2006, note agreement requires the Company to retire these remaining two outstanding shares. In January 2007, the Company formally retired the remaining two shares.

COMMON STOCK
---------------------------

On December 19, 2005, the shareholders of the Company increased the total authorized shares of common stock to 20,000,000 with a par value of $.001 per share. The Company had 3,952,250 and 3,718,750 shares outstanding at December 31, 2006 and 2005, respectively.

STOCK WARRANTS
------------------------------

The Company has issued warrants to the now retired 6% note holders for 250,000 shares of common stock. The purchase price of the shares is $9.60. The warrants expire June 30, 2008. These warrants remain outstanding at December 31, 2006.

The Company has issued warrants to its employees for 490,000 shares of common stock. The purchase price of the shares is $0.34. The warrants expire June 19, 2009. These warrants remain outstanding at December 31, 2006.

The Company has issued warrants to the June 26, September 26, and October 23, 2006 Convertible securities for 433,333 shares of common stock at $0.30 and for 392,500 shares of common stock at $1.10. The warrants expire in August and November 2011. These warrants remain outstanding at December 31, 2006.

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

STOCK WARRANTS - CONTINUED
--------------------------------------------------

The Company has issued warrants during 2006 in connection with services rendered for 766,667 shares of common stock at $0.30. The warrants expire in August and November 2011. These warrants remain outstanding at December 31, 2006.

The Company has issued warrants during 2006 to two of its executives for 1,500,000 shares of common stock at $0.75 per share. These warrants have a vesting schedule and start vesting 12 months after the filing of an effective registration statement covering the resale of the common stock the 11% notes are convertible into. These warrants remain outstanding at December 31, 2006.

NOTE 5 - COMMITMENTS
------------------------------------

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

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

NOTE 5- COMMITMENTS - CONTINUED
--------------------------------------------------------

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

On June 30, 2004, the Company entered into an eight-year lease for office space in Chicago. The lease terminates June 30, 2012. Lease payments are on a sliding scale as follows:

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

NOTE 5- COMMITMENTS - CONTINUED
--------------------------------------------------------

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

On August 7, 2006, the Company entered into a 60 month lease for equipment. The lease payments are $704 per month.

On August 7, 2006, the Company entered into a 60 month lease for equipment. The lease payments are $168 per month.

On August 7, 2006, the Company entered into a 12 month lease for an apartment in New York City. The lease payments are $3,025 per month.

On August 30, 2006, the Company entered into a 36 month lease for warehouse space in Chicago. The lease payments are $4,750 per month.

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

NOTE 5- COMMITMENTS - CONTINUED
---------------------------------------------------------

Future minimum payments due under these lease agreements are as follows:

   2007                     $618,789
   2008                     $558,594
   2009                     $531,717
   2010                     $502,240
   2011                     $450,321

NOTE 6 - GOING CONCERN
-------------------------------------

The Company has suffered significant losses in 2006. This combined with the secured and subordinated notes payable that are due in 2007 and January 2008 raise substantial doubts concerning its ability to continue as a going concern. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. Management has plans to increase revenues over the next year which should increase cash flows form operations. It also feels it can raise additional capital, and meet the conditions that will allow the 11% notes to be converted into common stock. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(b) Changes in internal control over financial reporting. There were no changes in the Company's internal control over financial reporting during the fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

The Directors and Officers of the Company are as follows:

Name	Age	Position	Since

Joseph Wagner	41	President,	August 2004
		Chief Executive Officer,
		Secretary and Chairman

Jean Wilson	46	Chief Operating Officer,	August 2004
		Chief Accounting Officer,
		Treasurer and Director

Christopher Spencer	38	Director	December 2005

Joseph Wagner

Joseph Wagner was appointed Chief Executive Officer of the Company on February 17, 2005. Mr. Wagner has served as a consultant to the Company performing the functions of President and Secretary and as a Director of the Company since August 2004. Since February 23, 2007, Mr. Wagner has served as Chairman of our Board of Directors. Mr. Wagner has worked for the Company since February 2003. Mr. Wagner may engage in business activities or interests outside of the Company which are not adverse or competitive to the Company. Mr. Wagner concurrently serves as President of LSC Capital Advisers ("LSC Capital"). Mr. Wagner has worked for LSC Capital since October 1997. From March of 2000 to October 2004, Mr. Wagner served as Managing Director of LSC Associates, LLC. Mr. Wagner has advised public and private companies in the areas of strategic planning, international project development, international finance, project management, logistics, and business development. Mr. Wagner has served as an officer and/or director of emerging growth companies and has been responsible for operational oversight in the areas of mergers and acquisitions, corporate governance, business development, strategic financial planning and SEC audits. Mr. Wagner earned a Bachelor of Arts in Law & Society from Purdue University, highest distinction, Phi Beta Kappa; and he earned a Master of Arts from Northern Illinois University.

Jean Wilson

Jean Wilson was appointed Chief Operating Officer of the Company on February 17, 2005. Ms. Wilson has served as the Company's Treasurer and as a Director of the Company since August 2004. Ms. Wilson has worked for XA since July 2002. From January 1999 to July 2002, Ms. Wilson held a management position with ESM Association. From September 1982 to January 1999, Ms. Wilson worked in operations for The Meetinghouse Companies. Ms. Wilson brings more than twenty years of full time experience in event and meeting planning to the Company. During her career, Ms. Wilson has been responsible for every facet of producing, selling and coordinating corporate special events, trade shows, conventions and seasonal decorating programs for a host of clients. Ms. Wilson earned a Bachelors degree with honors in Recreation/Leisure Studies from Eastern Illinois University.

Christopher Spencer

Christopher Spencer has served as a Director of the Company since December 19, 2005. He has not previously and does not currently serve as an officer or employee of the Company. Since approximately February 1996, Mr. Spencer has served as the Chief Executive Officer, President, Treasurer and as a Director of Wizzard Software Corp. a company which is publicly traded on the OTC Bulletin Board under the symbol [WIZD] and which specializes in speech recognition software and text-to-speech technology. From approximately May 1994 to approximately February 1996, Mr. Spencer served as the Chief Executive Officer of Chinawire, Inc. which provided money transfer services between high population Chinese areas in the United States and mainland China. From approximately July 1992 to approximately April 1994, he served as Chief Executive Officer of Lotto USA, which provided lottery ticket brokerage services that allowed persons in one state to purchase a different state's lottery tickets through Lotto USA. Mr. Spencer has his IBM certification in speech recognition.

All directors of the Company will hold office until the next annual meeting of the shareholders, and until their successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office at the pleasure of the Board.

EMPLOYMENT AND
CONSULTING AGREEMENTS

Joseph Wagner

In August 2006, Joseph Wagner, our Chief Executive Officer, President and Director entered into a Consulting Agreement with us effective August 1, 2006, which Consulting Agreement replaced a prior Consulting Agreement entered into between the parties with an effective date of August 1, 2004.

Pursuant to the Consulting Agreement, Mr. Wagner is to serve as our Chief Executive Officer, President and Secretary for a period of sixty (60) months from the effective date of the Consulting Agreement, August 1, 2006. Upon the expiration of the initial term of the Consulting Agreement, the Consulting Agreement shall automatically renew for successive one (1) year terms unless either party provides the other of its intent not to renew, at least thirty (30) days, but not more than sixty (60) days prior to the end of the term. Additionally, pursuant to the Consulting Agreement, Mr. Wagner will devote such time as the Company may reasonably deem to be necessary and beneficial to the efficient and effective operation of the Company's business. Mr. Wagner may engage in business activities or interests outside of the Company which are not adverse or competitive to the Company. Mr. Wagner will receive $200,000 per year as compensation as well as thirty (30) days of paid time off ("PTO") pursuant to the Consulting Agreement. Additionally, pursuant to the Consulting Agreement, Mr. Wagner was granted an aggregate of 850,000 stock options, which options shall vest to Mr. Wagner as provided in the Option Agreement which evidences the options and expire on the fifth anniversary of their grant date August 2, 2006, if unexercised, or as otherwise provided in the option agreement, which Options are described in greater detail. The Company is obligated to maintain a director and officer insurance policy of at least $1,000,000 during the term of Mr. Wagner's Consulting Agreement. The Company may terminate the Consulting Agreement; however, in the event of termination for good reason by Mr. Wagner or without cause, the Company is obligated to pay Mr. Wagner a severance payment of $250,000 in addition to all unpaid payments of salary through the end of the term of the Consulting Agreement in one lump sum payment and all unvested options shall vest to Mr. Wagner immediately.

Jean Wilson

In August 2006, Jean Wilson, our Chief Operating Officer, Treasurer and Director entered into an Employment Agreement with us effective August 1, 2006, which Employment Agreement replaced a prior Employment Agreement entered into between the parties with an effective date of August 1, 2004.

Pursuant to the Employment Agreement, Ms. Wilson is to serve as our Chief Operating Officer and Treasurer for a period of sixty (60) months from the effective date of the Employment Agreement, August 1, 2006. Upon the expiration of the initial term of the Employment Agreement, the Employment Agreement shall automatically renew for successive one (1) year terms unless either party provides the other of its intent not to renew, at least thirty (30) days, but not more than sixty (60) days prior to the end of the term. Additionally, pursuant to the Employment Agreement, Ms. Wilson will devote such time as the Company may reasonably deem to be necessary and beneficial to the efficient and effective operation of the Company's business. Ms. Wilson will receive $150,000 per year as compensation as well as thirty (30) days of PTO pursuant to the Employment Agreement. Pursuant to the Employment Agreement, Ms. Wilson was granted an aggregate of 650,000 stock options, which options shall vest to Ms. Wilson as provided in the Option Agreement which evidences the options and expire on the fifth anniversary of their grant date August 2, 2006, if unexercised, or as otherwise provided in the option agreement, which Options are described in greater detail below. The Company is obligated to maintain a director and officer insurance policy of at least $1,000,000 during the term of Ms. Wilson's Employment Agreement. The Company may terminate the Employment Agreement; however, in the event of termination for good reason by Ms. Wilson or without cause, the Company is obligated to pay Ms. Wilson a severance payment of $250,000 in addition to all payments of salary earned through the end of the term of the Employment Agreement in one lump sum payment and all unvested options shall vest to Ms. Wilson immediately.

Christopher Spencer

Christopher Spencer entered into a one year, renewable consulting agreement with us to serve as our Director on December 19, 2005. The consulting agreement was for a period of twelve (12) months. Pursuant to the consulting agreement, Mr. Spencer was paid $2,000 per month and received an aggregate of 100,000 restricted shares of our common stock while employed under the consulting agreement, one for each quarter he is employed under the consulting agreement, which shares have been issued to date. The Company is obligated to maintain a director and officer policy of at least $1,000,000 during the term of Mr. Spencer's consulting agreement. The consulting agreement is terminated by Mr. Spencer's disability or his death. Mr. Spencer can terminate the consulting agreement for good reason and the Company can terminate the consulting agreement with cause (as described in the consulting). Additionally, Mr. Spencer's consulting agreement is terminated if the Company's voting shareholders vote to remove him as a Director or if he fails to be re-elected upon the termination of his current term as Director. Also the consulting agreement may be terminated by the mutual agreement of the parties. Upon Mr. Spencer's termination for any reason, he is entitled to receive only the compensation earned by him (including shares of stock) up to the date of the termination. The Consulting Agreement was renewed for the year ending December 31, 2007, with Mr. Spencer receiving $1,000 per month for his services as Director instead of $2,000 per month as was his consideration for the initial one year term of the agreement.

Joseph Wagner and Jean Wilson Options

On June 19, 2006, the Company's Board of Directors approved the issuance of 650,000 Incentive Stock Options to the Company's Chief Executive Officer, President, Secretary and Director, Joseph Wagner and 550,000 Incentive Stock Options to Jean Wilson, the Company's Chief Operating Officer, Treasurer and Director, who both also own more than 10% of the Company's outstanding voting shares (the "10% Shareholder Options") pursuant to the Plan. The 10% Shareholder Options had an exercise price of $0.38 per share, which was equal to 110% of the mean of the highest and lowest quoted selling prices of the Company's common stock on the Over-The-Counter Bulletin Board on the Valuation Date. The 10% Shareholder Options were evidenced by Option Agreements, pursuant to the Plan. The 10% Shareholder Options shall vest three (3) years from the Valuation Date (June 19, 2009), and terminated if unexercised on June 19, 2011, unless terminated earlier pursuant to the terms of the Option Agreements; provided however, that the 10% Shareholder Options shall vest immediately upon the occurrence of a Change in Control of the Company. The 10% Shareholder Options were later rescinded by the Company in connection with the Funding and the grant of the JJ Options, as described in greater detail below.

On August 2, 2006 (the "Valuation Date"), the Directors granted 850,000 options to purchase shares of our common stock ("Options") to Joseph Wagner, the Company's Chief Executive Officer and Director of the Company and 650,000 Options to Jean Wilson, the Company's Chief Operating Officer and Director, who are both greater than 10% shareholders of the Company (the "JJ Options"). The exercise price of the JJ Options is $0.75 per share (which exercise price was greater than 110% of the mean of the highest ($0.31) and lowest ($0.31) quoted selling prices of the Company's common stock on the Valuation Date). The JJ Options expire if unexercised on the fifth anniversary of the Vesting Date, or as otherwise provided in the Option Agreements.

Mr. Wagner shall vest 283,333 of the Options upon the twelve (12) month anniversary of the date the United States Securities and Exchange Commission declares effective a registration statement covering the resale of the shares of common stock which the 11% Senior Secured Convertible Promissory Notes which we sold in August, September and October 2006 to certain third party purchasers (the "Purchasers") are convertible into (as described in greater detail in our most recent periodic filings) and the shares of common stock which the Warrants granted to such Purchasers are exercisable for (the "Effectiveness Date"); Mr. Wagner shall vest 283,333 of the Options upon the twenty-four (24) month anniversary of the Effectiveness Date; and Mr. Wagner shall vest the remaining 283,334 options upon the thirty-six (36) month anniversary of the Effectiveness Date, provided however that all of the options shall vest immediately upon a Change in Control of the Company (as defined below).

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

Section 16 (A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons who own more than 10% of a class of the Company's equity securities which are registered under the Exchange Act to file with the Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by the Commission to furnish the Company with copies of all Section 16(a) forms filed by such reporting persons.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file on a timely basis during the most recent fiscal year or prior fiscal years. Based on stockholder filings with the SEC, Frank Goldstin, Joseph Wagner, Jean Wilson, Vision Opportunity Master Fund, Ltd. and Christopher Spencer are subject to Section 16(a) filing requirements.

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

ITEM 10. EXECUTIVE COMPENSATION

The table that follows presents the annual compensation of our Chief Executive Officer, and other executive officers who made more than $100,000 per year for the last three fiscal years ending December 31, 2006.

SUMMARY COMPENSATION TABLE
Annual Compensation*

                                                                Other                                 All Other
                                                                Annual                                 Annual      Total
Name & Principal                                                Comp-     Restricted       Stock       Compen-     Compen-
  Position                       Year         Salary ($)       sation    Stock Awards     Options      sation      sation
-------------------------------------------------------------------------------------------------------------------------

Joseph Wagner (1)                2006         $200,000                     $49,167(3)        (5)                 $249,167
CEO, President,                  2005         $203,666                     $28,333(3)                            $231,999
Secretary,                       2004         $200,000                     $12,497(3)                            $212,497
and Chairman of
the Board of Directors

Jean Wilson (2)                  2006         $150,000                     $15,297(4)        (5)                 $165,297
Chief Operating                  2005         $143,699                     $ 8,815(4)                            $152,514
Officer,                         2004         $105,000                     $ 3,888(4)                            $108,888
Principal
Accounting Officer,
Treasurer,
and Director

Frank Goldstin(6)                2005         $189,246      $50,000(6)                                           $239,246
Former CEO                       2004         $360,000                                                           $360,000

* Does not include perquisites and other personal benefits in aggregate amounts less than 10% of the total annual salary and other compensation. No Executive Officer received any Bonuses, SARS, or LTIP Payouts during the three years ended December 31, 2006.
(1) Joseph Wagner, has served as our President Secretary and Treasurer since August 1, 2004, and served as our Chief Operating Officer from August 1, 2004 until February 17, 2005, at which time he resigned as Chief Operating Officer and was appointed Chief Executive Officer entered into a thirty-six (36) month consulting agreement with the Company effective August 1, 2004, pursuant to which Mr. Wagner will receive compensation of $200,000 per year.

(2) Jean Wilson has served as our Chief Accounting Officer and Treasurer since August 1, 2004. Between August 1, 2004 and February 17, 2005, Mrs. Wilson served as our Vice President of operations and on February 17, 2005, was appointed Chief Operating Officer. Mrs. Wilson entered into a thirty-six (36) month employment agreement with the Company effective August 1, 2004, pursuant to which Ms. Wilson received compensation of $105,000 per year beginning on August 1, 2004, and $125,000 per year beginning January 1, 2005.

(3) In August 2004, Mr. Wagner also received as additional consideration 225,000 restricted shares of the Company's common stock subject to a risk of forfeiture. On December 31, 2004, 75,000 shares became fully vested and on December 31, 2005 an additional 75,000 shares became fully vested. The risk of forfeiture covering the remaining 75,000 shares ceased to exist in August 2006, in connection with our entry into a sixty (60) month Consulting Agreement with Mr. Wagner pursuant to which he will continue to receive $200,000 per year for his services to us (described in greater detail below). Mr. Wagner may engage in business activities or interests outside of the Company which are not adverse or competitive to the Company. The values listed in the table above represent the amortized amounts of the vested shares for each year presented.

(4) In August 2004, Ms. Wilson also received as additional consideration 70,000 restricted shares of the Company's common stock subject to a risk of forfeiture. On December 31, 2004, 25,000 shares became fully vested and on December 31, 2005, 22,500 shares became fully vested. The risk of forfeiture covering the remaining 22,500 shares ceased to exist in August 2006, in connection with Ms. Wilson's entry into a sixty (60) month Executive Employment Agreement, pursuant to which she received a pro rata amount of her salary payable under the Executive Employment Agreement for the months between August and December 2006, and will receive $150,000 per year for her services to us, during the remaining years of the Executive Employment Agreement (described in greater detail below). The values listed in the table above represent the amortized amounts of the vested shares for each year presented.

(5) Joseph Wagner and Jean Wilson were granted 850,000 and 650,000 options to purchase shares of our common stock at an exercise price of $0.75 per share, respectively in August 2006. A Black - Scholes computation of those options indicated that neither grant had material value, due to the fact that they have not vested yet (the options are described in greater detail under "Employment and Consulting agreements above.")

(6) Frank Goldstin served as our Chief Executive Officer from December 2003 to February 17, 2005, when Mr. Wagner was elected as our Chief Executive Officer. Effective August 1, 2004, Mr. Goldstin entered into a thirty-six (36) month employment agreement with the Company effective August 1, 2004, pursuant to which Mr. Goldstin would have received compensation of $360,000 per year. On or about February 17, 2005, Mr. Goldstin entered into a Twenty-Four (24) month employment agreement with the Company which superseded the previous agreement he had with the Company, and which would have paid him $100,000 per year as the Chairman of the Company's Board of Directors. Mr. Goldstin's employment agreement was terminated effective December 19, 2005, due to the fact that he was not elected a Director of the Company at our annual meeting of shareholders on the same day. In connection with the termination of Mr. Goldstin's employment, and pursuant to a "Severance Agreement and Release in Full" (the "Severance Agreement"), he was provided a lump sum payment in the amount of $50,000, less applicable tax withholding, and a payment of $5,538.43, less applicable tax withholding, in connection with amounts previously owed to Mr. Goldstin in connection with his employment (collectively the "Severance Pay").

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

Additionally, we had three (3) other employees who made between $100,000 and $129,999 per year for the year ended December 31, 2006, and two (2) other employees who made more than $150,000 per year for the year ended December 31, 2006. While these individuals perform various tasks for us, we do not believe these individuals perform any functions as executive officers of the Company.

Severance and Change in Control Payouts:

We grant change in control and severance arrangements to our executive officers on a case-by-case basis. Currently Joseph Wagner, our Chief Executive Officer, Secretary and Chairman of the Board, and Jean Wilson, our Chief Financial Officer, Chief Operating Officer, and Treasurer are the only executive officers with whom we have any change in control and severance arrangements. We believe that granting these arrangements to certain key employees is an important element in the retention of such employees.

In Mr. Wagner’s case, his severance arrangement takes effect pursuant to his Consulting Agreement, if he is terminated without cause by us, or he terminates his employment by giving ten (10) days written notice for “good reason,” defined as if he is assigned, without his express written consent to any duties materially inconsistent with his positions, duties, responsibilities or status with us as of the date of his Consulting Agreement, or a change in his reporting responsibilities or titles as in effect as of the date of the Consulting Agreement; if his compensation is reduced; or if we do not pay him any material amount of compensation due under the Consulting Agreement within ten (10) days of the date he gives us notice that such amount has not been paid (each a “Severance Event”). In the event of a Severance Event, Mr. Wagner shall be entitled to receive as severance pay, an amount equal to $250,000 in addition to all of the unpaid payments of salary that he would had earned assuming that he had provided services to us for the full term of the Consulting Agreement. For instance, if he terminated his service to us pursuant to a Severance Event on August 1, 2007 (the one year anniversary of his entry into the Consulting Agreement), he would receive as severance compensation, $250,000 plus the remaining amount of payments he would be due under the Consulting Agreement, $800,000 (four (4) years at $200,000 per year), so he would therefore be due a total of $1,050,000 in a lump sum payment. Additionally, all 850,000 of the options to purchase shares of our common stock which he was granted in August 2006, would vest to him immediately.

In Ms. Wilson’s case, her severance arrangement takes effect pursuant to the same Severance Events as defined above for Mr. Wagner. In the event of a Severance Event, Ms. Wilson shall be entitled to receive as severance pay, an amount equal to $250,000 in addition to all of the unpaid payments of salary that she has earned as of her termination date pursuant to the Employment Agreement. For instance, if she terminated her service to us pursuant to a Severance Event on August 1, 2007 (the one year anniversary of her entry into the Employment Agreement), she would receive as severance compensation, $250,000 plus the remaining amount of payments she had earned prior to the termination of the Employment Agreement. Additionally, all 650,000 of the options to purchase shares of our common stock which she was granted in August 2006, would vest to her immediately.

Mr. Wagner’s and Ms. Wilson’s options also contain change of control provisions, whereby in the event of the adoption of a plan of merger or consolidation of the Company with any other corporation or association as a result of which the holders of the voting capital stock of the Company as a group would receive less than 50% of the voting capital stock of the surviving or resulting corporation; the approval by the Board of Directors of the Company of an agreement providing for the sale or transfer of substantially all the assets of the Company; or in the absence of a prior expression of approval by the Board of Directors, the acquisition of more than 20% of the Company's voting capital stock by any person within the meaning of Rule 13d-3 under the Securities Act of 1933 (the "Act," other than the Company or a person that directly or indirectly controls, is controlled by, or is under common control with, the Company), all of the options which they currently hold shall vest to them immediately.

Additionally, all of the options granted to employees in June 2006, as described herein, shall immediately vest to those employees upon a Change in Control.

COMPENSATION DISCUSSION AND ANALYSIS

Director Compensation

Joseph Wagner, the Chairman of our Board of Directors and Jean Wilson a Director of the Company do not receive any separate consideration from the Company other than the compensation they are paid as the Company’s executives for their services on the Board of Directors. Christopher Spencer currently receives $1,000 per month for services rendered to the Company as a Director of the Company. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash (or additional cash in the case of Mr. Spencer) or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors, consisting of Joseph Wagner, who also serves as the Chairman of the Board of Directors, Jean Wilson and Christopher Spencer, determines the compensation provided to our executive officers in their sole determination. Our executive compensation program is designed to attract and retain talented executives to meet our short-term and long-term business objectives. In doing so, we attempt to align our executives’ interests with the interests of our shareholders by providing an adequate compensation package to such executives. This compensation package includes a base salary, which we believe is competitive with other companies of our relative size. In addition, we have previously granted certain options to our executive and non-executive employees as part of our compensation package, and our Board of Directors reserves the right to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance in the future. This package may also include long-term, stock based compensation to certain executives which is intended to align the performance of our executives with our long-term business strategies, which may be similar to our previous stock options granted during the year ended December 31, 2006.

Base Salary
The base salary of our executive officers, Joseph Wagner, our Chief Executive Officer, President, Secretary and Chairman of the Board of Directors, was established by our entry into a sixty month Consulting Agreement entered into with Mr. Wagner in August 2006, currently totals a base salary of $200,000 per year and Jean Wilson, our Chief Operating Officer, Principal Accounting Officer, Treasurer and Director, was established by our entry into a sixty month Employment Agreement with Ms. Wilson in August 2006, currently totals a base salary of $150,000 per year, were established by evaluating the range of responsibilities of their positions, as well as the anticipated impact that Mr. Wagner and Ms. Wilson could have in meeting our strategic objectives. The established base salary of each individual was then benchmarked to comparable positions with that of our industry and similarly sized companies. Base salaries are adjusted to reflect the varying levels of position responsibilities and individual executive performance.

Incentive Bonus

Along with our executives’ base salaries, the Board of Directors reserves the right to give incentive bonuses to our executive officers, which bonuses the Board of Directors may grant in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives in the sole discretion of the Board of Directors.

As of the date of this filing, Joseph Wagner holds 850,000 incentive options to purchase shares of our common stock and Jean Wilson holds 650,000 incentive options to purchase shares of our common stock at an exercise price of $0.75 per share, which options vest to those individuals and are exercisable as provided above under “Certain Relationships and Related Transactions.”

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award certain executives with long-term, stock based compensation in the future, in the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

Criteria for Compensation Levels

The Company has always sought to attract and retain qualified executives and employees able to positively contribute to the success of the Company for the benefit of its various stakeholders, the most important of which is its shareholders, but also including its customers, its employees, and the communities in which the Company operates.

The Board of Directors (in establishing compensation levels for the Chief Executive Officer and Chief Operating Officer, as well as other executive positions) and the Company (in establishing compensation levels for all executives of the Company) consider many factors, including, but not limited to, the individual’s abilities and executed performance that results in: the advancement of corporate goals of the Company, execution of the Company’s business strategies, contributions to positive financial results, contributions to the Company’s overall image and reputation in the Company’s industry, and contributions to the development of the management team and other employees. An officer must demonstrate his or her ability to deliver results in his or her areas of responsibility, which can include, among other things: business development with new and existing customers, development of new products, efficient management of operations and systems, implementation of appropriate changes and improvements to operations and systems, personnel management, financial management, and strategic decision making. In determining compensation levels, the Board of Directors also considers: competitiveness of compensation packages relative to other comparable companies, both inside and outside of the event planning industry, and the experience level of each particular individual.

Compensation levels for executive officers are generally reviewed upon the expiration of such executive’s employment and/or consulting agreements (if any), or annually, but may be reviewed more often as deemed appropriate.

Compensation Philosophy and Strategy

In addition to the “Criteria for Compensation Levels” set forth above, the Company has a “Compensation Philosophy” for all employees of the Company (set forth below), and a “Compensation Strategy for Key Management Personnel” (set forth below), a substantial portion of which also applies to all employees of the Company.

Compensation Philosophy

The Company’s compensation philosophy is as follows:

•
The Company believes that compensation is an integral component of its overall business and human resource strategies. The Company’s compensation plans will strive to promote the hiring and retention of personnel necessary to execute the Company’s business strategies and achieve its business objectives.

•
The Company’s compensation plans will be strategy-focused, competitive, and recognize and reward individual and group contributions and results. The Company’s compensation plans will strive to promote an alignment of the interests of employees with the interests of the shareholders by having a portion of compensation based on financial results and actions that will generate future shareholder value.

•
In order to reward financial performance over time, the Company’s compensation programs generally will consist of: base compensation, and may also consist of short-term variable incentives and long-term variable incentives, as appropriate.

•	The Company’s compensation plans will be administered consistently and fairly to promote equal opportunities for the Company’s employees.

Compensation Strategy for Key Management Personnel

The Company’s compensation strategy for its key management personnel is as follows:

•
Total compensation may include base salary and short-term and long-term variable incentives based on annual and long term performance, and long-term variable incentives, in each case, where appropriate.

•	Compensation will be comparable to general and industry-specific compensation practices.

•
Generally, base compensation, and targeted short and long-term variable compensation, if any, will be established within the range of compensation of similarly situated companies in the Company’s industry. The Company’s organization size and complexity will be taken into account, and therefore similarly situated companies include companies of similar size and complexity whether or not such companies are in the Company’s industry or not.

•
When determining compensation for officers, managers and consultants, the Company takes into account the employee’s (and/or consultant’s) knowledge, experience, past employment history and connections in the industry, including industry specific knowledge and experience, to the extent such knowledge and experience contributes to the Company’s ability to achieve its business objectives.

•	The Company reserves the right to adjust annual base salaries of employees and/or to award performance based bonuses if individual performance is at or above pre-established performance expectations.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 26, 2007, with respect to the beneficial ownership of the Common Stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of the Common Stock:

Name and Address	Shares Beneficially Owned (1)	Percent (2)

Joe Wagner	809,342(3)(4)(5)	20.4%
875 North Michigan Avenue
Suite 2626
Chicago, Illinois 60611

Jean Wilson	520,141(5)	13.2%
875 North Michigan Avenue
Suite 2626
                            Chicago, Illinois 60611

Chris Spencer	100,000	2.5%
875 North Michigan Avenue
Suite 2626
Chicago, Illinois 60611

David M. Loev	405,000*(6)	9.9%(7)
6300 West Loop South
Suite 280
Bellaire, Texas 77401

Frank Goldstin	848,282(3)	21.5%
3800 N. Lake Shore Drive
Chicago, IL 60613

Vision Opportunity	438,000*(9)	9.9%(10)(8)
Master Fund, Ltd.
20 West 55th Street
5th Floor
New York, New York 10019

Sands Brothers	1,265,834(12)	24.3%(13)(11)
Venture Capital III LLC
90 Park Ave.
31st Floor
New York, New York 10016

Sands Brothers	408,333(15)	9.4%(16)(14)
Venture Capital IV LLC
90 Park Ave.
31st Floor
New York, New York 10016

Mastodon	208,000*(18)	4.9%(19)(17)
Ventures, Inc.
600 Congress Avenue
Suite 1220
Austin, Texas 78701

===============	=================	=================

ALL OFFICERS	1,429,483(3)(4)(5)	36.2%
AND DIRECTORS
AS A GROUP
(3 PEOPLE)

* Approximate.

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

(2) Using 3,952,250 shares of common stock outstanding as of March 26, 2007, unless otherwise stated.

(3) Includes the effects of Voting Agreements. Frank Goldstin entered into a voting agreement with Joseph Wagner regarding 544,240 shares of common stock, and a voting agreement with Jean Wilson regarding 544,240 shares of common stock, owned by Mr. Goldstin (collectively referred to herein as the "Voting Agreements"). Mr. Goldstin subsequently sold a portion of his shares of common stock, leaving him the beneficial owner of less than 1,088,480 shares of common stock (the previous total amount of shares covered by the Voting Agreements), and as such, the Voting Agreements only allow Mr. Wagner and Ms. Wilson to vote 424,141 shares of common stock each as of the filing of this Registration Statement. The Voting Agreements began on July 28, 2004, and end on December 31, 2009. There are no voting trustees. The Voting Agreements provide that Mr. Wagner and Ms. Wilson are the true and lawful agents or proxies of Mr. Goldstin with full power of substitution for and in the name of Mr. Goldstin to vote 424,141 and 424,121 shares of common stock, respectively, or give a written consent, in person or by proxy, at all meetings of the Company's shareholders, and in all proceedings in which the vote or written consent of shareholders may be required or authorized by law.

(4) Includes 350,000 shares of common stock held by Sandra M. Wagner, the wife of Joseph Wagner.

(5) Does not include an aggregate of 850,000 options to purchase shares of our common stock held by Joe Wagner and 650,000 options to purchase shares of our common stock at $0.75 per share, held by Jean Wilson, which shares vest at the rate of 1/3 per year, beginning one year from the date the Registration Statement we are contractually obligated to file to register the shares of common stock issuable in connection with the conversion of the August, September and October 2006 purchaser's 11% Senior Secured Convertible Notes is declared effective with the Commission (the "Effectiveness Date") and/or upon a Change in Control (as defined in the options), as such options do not vest to Mr. Wager and Ms. Wilson until one year from such Effectiveness Date and/or upon a Change of Control.

(6) Includes 270,000 shares of common stock and 135,000 warrants to purchase shares of our common stock at an exercise price of $0.30 per share. Mr. Loev beneficially owns an aggregate of 154,933 warrants to purchase shares of our common stock at an exercise price of $0.30 per share and an aggregate of 270,000 shares of common stock held in the name of Loev Family Partnership, Ltd., which Mr. Loev is deemed to beneficially own. Although Mr. Loev has agreed not to hold more than 9.9% of our common stock at any one time, Mr. Loev has the ability to exercise his outstanding warrants for 154,933 shares of common stock, which along with his ownership of 270,000 shares of our common stock, would result in beneficial ownership of 424,933 shares of common stock, representing 10.3% of our then outstanding common stock based on 4,107,183 shares of common stock outstanding assuming the full exercise of the warrants. The amount represented above does not include 25,000 shares of common stock which we agreed to issue Mr. Loev pursuant to a Legal Services Agreement described herein, whereby Mr. Loev agreed to provide legal services on our behalf for a period of one (1) year for certain cash consideration (as described in greater detail herein) and 25,000 Form S-8 registered shares of common stock, which have not been issued to date, have not been included in the number of outstanding shares of common stock disclosed throughout this Report and have not been included in his ownership or percentage of ownership disclosed above.

(7) Based on 4,087,250 shares outstanding, assuming the exercise of 135,000 warrants beneficially owned by Mr. Loev, which would result in Mr. Loev owning approximately 9.9% of our common stock.

(8) The beneficial owner of Vision Master Fund, Ltd. ("Vision") is Adam Benowitz, its Portfolio manager.

(9) Although Vision has agreed to not hold more than 9.9% of our outstanding common stock at anyone time unless they provide us sixty-one (61) days prior notice, Vision has the ability to convert its outstanding 11% Senior Secured Convertible Notes ("Notes") into approximately 1,666,667 shares of common stock at a conversion price of $0.75 per share (which exercise price varies as provided in the Notes); can exercise its 187,500 warrants at an exercise price of $1.10 per share for that same number of shares; and can exercise its 333,333 warrants at a minimum exercise price of $0.30 per share for that same number of shares, providing it the ability to own 2,187,500 shares of our common stock, which if Vision provides us notice of their intent to hold more than the 9.9% share limit and converts and exercises all of the shares in connection with the conversion of the Notes it holds and the shares underlying the warrants would represent 35.6% of our outstanding common stock based on 6,139,750 shares then outstanding.

(10) Based on 4,390,250 shares then outstanding assuming the conversion and/or exercise of 438,000 shares, which would represent approximately 9.9% of our then outstanding shares of outstanding common stock.

(11) The manager of Sands Brothers Venture Capital III LLC is Sands Brothers Venture Capital Management LLC, which is managed by Scott Baily. Scott Baily, Steven Sands and Martin Sands have voting and/or investment control over shares held by Sands Brothers Venture Capital III LLC.

(12) Includes $775,000 in 11% Senior Secured Convertible Notes, which are convertible into 1,033,334 shares of our common stock at a conversion price of $0.75 per share (which conversion price varies as provided in the Notes), warrants to purchase 108,500 shares of our common stock at an exercise price of $1.10 per share, and warrants to purchase 124,000 shares at $0.30 per share.

(13) Based on 5,218,084 shares then outstanding assuming the conversion of all the shares convertible in connection with the Notes and exercise of all shares underlying the shareholder’s warrants.

(14) The manager of Sands Brothers Venture Capital IV LLC is Sands Brothers Venture Capital Management LLC, which is managed by Scott Baily. Scott Baily, Steven Sands and Martin Sands have voting and/or investment control over shares held by Sands Brothers Venture Capital IV LLC.

(15) Includes $250,000 in 11% Senior Secured Convertible Notes, which are convertible into 333,334 shares of our common stock at a conversion price of $0.75 per share (which conversion price varies as provided in the Notes), warrants to purchase 35,000 shares of our common stock at an exercise price of $1.10 per share, and warrants to purchase 39,999 shares at $0.30 per share.

(16) Based on 4,360,583 shares then outstanding assuming the conversion of all the shares convertible in connection with the Notes and exercise of all shares underlying the shareholder’s warrants.

(17) The beneficial owner of Mastodon Ventures, Inc. (“MVI”) is Robert S. Hersch, its President.

(18) Although MVI can exercise its 429,334 warrants to purchase shares of common stock which it beneficially owns for that same number of shares, which shares if exercised would represent 10% of our then outstanding common stock based on 4,381,584 shares of common stock then outstanding, MVI has contractually agreed not to own 5% or more of our common stock at any one time.

(19) Based on 4,160,250 shares of common stock outstanding assuming the exercise of 208,000 warrants (equal to approximately 4.9% of our common stock) to purchase shares of our common stock by MVI.

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

The Company designated three (3) shares of Preferred Stock, $.001 par value per share on December 28, 2004 (the "Series A Preferred Stock"). The Series A Preferred Stock has no dividend rights, no liquidation preference, and no conversion or redemption rights. However, the three (3) shares of Series A Preferred Stock had the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. For example, if there are 10,000,000 shares of the Company's common stock issued and outstanding at the time of a shareholder vote, the holders of Series A Preferred Stock, voting separately as a class, will have the right to vote an aggregate of 10,400,000 shares, out of a total number of 20,400,000 shares voting. Additionally, the Company shall not adopt any amendments to the Company's Bylaws, Articles of Incorporation, as amended, make any changes to the Certificate of Designations establishing the Series A Preferred Stock, or effect any reclassification of the Series A Preferred Stock, without the affirmative vote of at least 66-2/3% of the outstanding shares of Series A Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designations that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock. Frank Goldstin, Joseph Wagner and Jean Wilson, who each serve as executive officers of the Company, were each issued one (1) share of Series A Preferred Stock. Mr. Goldstin agreed to sell his share of Series A Preferred stock to us in May 2006 for $7,500 which share was subsequently cancelled by us. Mr. Wagner and Ms. Wilson agreed to cancel their shares of Series A Preferred stock for aggregate consideration of $1.00 pursuant to the August, September and October 2006 Fundings, which shares have been cancelled to date.

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

On December 19, 2005, Christopher Spencer was elected as a Director of the Company at the Company's annual meeting of shareholders. Frank Goldstin failed to be re-elected as a Director of the Company at the same meeting. Also on December 19, 2005, we entered into a twelve (12) month, renewable consulting agreement with Christopher Spencer, to serve as our Director, pursuant to which Mr. Spencer received $2,000 per month and an aggregate of 100,000 shares of our restricted common stock. The Consulting Agreement was extended for an additional one year term in December 2006, whereby Mr. Spencer is to receive $1,000 per month for his services to the Company as a Director. Mr. Spencer's consulting agreement is described in greater detail above under "Employment and Consulting Agreements."

Joseph Wagner, our Chief Executive Officer, President and Director entered into a Consulting Agreement with us effective August 1, 2006, which Consulting Agreement replaced a prior Consulting Agreement entered into between the parties with an effective date of August 1, 2004. All 225,000 post 1:20 reverse stock shares which were subject to a risk of forfeiture pursuant to the prior Consulting Agreement immediately vested to Mr. Wagner upon his entry into the Consulting Agreement. Pursuant to the Consulting Agreement, Mr. Wagner is to serve as our Chief Executive Officer, President and Secretary for a period of sixty (60) months from the effective date of the Consulting Agreement, August 1, 2006. Upon the expiration of the initial term of the Consulting Agreement, the Consulting Agreement shall automatically renew for successive one (1) year terms unless either party provides the other of its intent not to renew, at least thirty (30) days, but not more than sixty (60) days prior to the end of the term. The Consulting Agreement is described in greater detail under “Employment and Consulting Agreements.” On February 23, 2007, Mr. Wagner was appointed as Chairman of the Company’s Board of Directors.

Jean Wilson, our Chief Operating Officer, Treasurer and Director entered into an Employment Agreement with us effective August 1, 2006, which Employment Agreement replaced a prior Employment Agreement entered into between the parties with an effective date of August 1, 2004. All 70,000 post 1:20 reverse stock shares which were subject to a risk of forfeiture pursuant to the prior Employment Agreement immediately vested to Ms. Wilson upon her entry into the Employment Agreement. Pursuant to the Employment Agreement, Ms. Wilson is to serve as our Chief Operating Officer and Treasurer for a period of sixty (60) months from the effective date of the Employment Agreement, August 1, 2006. The Employment Agreement is described in greater detail under “Employment and Consulting Agreements.”

On June 19, 2006, the Company's Board of Directors approved the issuance of 650,000 Incentive Stock Options to the Company's Chief Executive Officer, President, Secretary and Director, Joseph Wagner and 550,000 Incentive Stock Options to Jean Wilson, the Company's Chief Operating Officer, Treasurer and Director, who both also own more than 10% of the Company's outstanding voting shares (the "10% Shareholder Options") pursuant to the Plan. The 10% Shareholder Options had an exercise price of $0.38 per share, which was equal to 110% of the mean of the highest and lowest quoted selling prices of the Company's common stock on the Over-The-Counter Bulletin Board on the Valuation Date. The 10% Shareholder Options were evidenced by Option Agreements, pursuant to the Plan. The 10% Shareholder Options shall vest three (3) years from the Valuation Date (June 19, 2009), and terminated if unexercised on June 19, 2011, unless terminated earlier pursuant to the terms of the Option Agreements; provided however, that the 10% Shareholder Options shall vest immediately upon the occurrence of a Change in Control of the Company. The 10% Shareholder Options were later rescinded by the Company in connection with the Funding and the grant of the JJ Options, as described in greater detail below.

On August 2, 2006 (the "Valuation Date"), the Directors granted 850,000 options to purchase shares of our common stock ("Options") to Joseph Wagner, the Company's Chief Executive Officer and Director of the Company and 650,000 Options to Jean Wilson, the Company's Chief Operating Officer and Director, who are both greater than 10% shareholders of the Company (the "JJ Options"). The exercise price of the JJ Options is $0.75 per share (which exercise price was greater than 110% of the mean of the highest ($0.31) and lowest ($0.31) quoted selling prices of the Company's common stock on the Valuation Date). The JJ Options expire if unexercised on the fifth anniversary of the Vesting Date, or as otherwise provided in the Option Agreements.

Mr. Wagner shall vest 283,333 of the Options upon the twelve (12) month anniversary of the date the United States Securities and Exchange Commission declares effective a registration statement covering the resale of the shares of common stock which the 11% Senior Secured Convertible Promissory Notes which we sold in August, September and October 2006 to certain third party purchasers (the "Purchasers") are convertible into (as described in greater detail in our most recent periodic filings) and the shares of common stock which the Warrants granted to such Purchasers are exercisable for (the "Effectiveness Date"); Mr. Wagner shall vest 283,333 of the Options upon the twenty-four (24) month anniversary of the Effectiveness Date; and Mr. Wagner shall vest the remaining 283,334 options upon the thirty-six (36) month anniversary of the Effectiveness Date, provided however that all of the options shall vest immediately upon a Change in Control of the Company (as defined below).

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

In February 2007, pursuant to an “Agreement Regarding the Cancellation of the Series A Preferred Stock of XA, Inc.,” Joseph Wagner and Jean Wilson, our Directors agreed to cancel the two (2) shares of Series A Preferred Stock which they held for aggregate consideration of $1.00.

On February 23, 2007, at our 2007 Annual Meeting of Stockholders, Joseph Wagner, Jean Wilson and Christopher Spencer were re-elected as Directors of the Company and Joseph Wagner was additionally appointed as Chairman of the Company’s Board of Directors.
In March 2007, XA Interactive Inc., one of our wholly owned subsidiaries, entered into a strategic alliance with Wizzard Media, which is part of Wizzard Software Corporation, to enhance the podcasting service offerings of Wizzard Media. Christopher Spencer, one of our directors, is the Chief Executive Officer, President and a director of Wizzard Software Corporation.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

2.1(1)	Exchange Agreement

3.1(2)	Articles of Incorporation

3.2(3)	Certificate of Amendment to Articles of Incorporation

3.3(4)	Certificate of Amendment to Articles of Incorporation

3.4(5)	Certificate of Designation of Series A Preferred Stock

3.5 (6)	Certificate of Amendment to the Company's Articles of Incorporation

3.6(3)	Bylaws

10.1(7)	Subscription Agreement dated June 30, 2004

10.2(7)	Convertible Note

10.3(7)	Common Stock Purchase Warrant A

10.4(7)	Common Stock Purchase Warrant B

10.5(8)	Voting Agreement between Joseph Wagner and Frank Goldstin

10.6(8)	Voting Agreement between Jean Wilson and Frank Goldstin

10.7(9)	Fiori Asset Purchase Agreement

10.8(10)	Asset Acquisition Agreement with Musters & Company, Inc.

10.9(10)	Waiver Agreement

10.10(11)	Christopher Spencer Consulting Agreement

10.11(12)	Waiver of Rights Agreement

10.12(13)	Securities Purchase Agreement Dated August 8, 2006

10.13(13)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital LLC

10.14(13)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital II LLC

10.15(13)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital III LLC

10.16(13)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital IV LLC

10.17(13)	11% Senior Secured Convertible Promissory Note with Katie & Adam Bridge Partners L.P.

10.18(13)	Warrant with Sands Brothers Venture Capital LLC ($1.10 initial exercise price)

10.19(13)	Warrant with Sands Brothers Venture Capital II LLC ($1.10 initial exercise price)

10.20(13)	Warrant with Sands Brothers Venture Capital III LLC ($1.10 initial exercise price)

10.21(13)	Warrant with Sands Brothers Venture Capital IV LLC ($1.10 initial exercise price)

10.22(13)	Warrant with Katie & Adam Bridge Partners L.P. ($1.10 initial exercise price)

10.23(13)	Warrant with Sands Brothers Venture Capital LLC ($0.30 initial exercise price)

10.24(13)	Warrant with Sands Brothers Venture Capital II LLC ($0.30 initial exercise price)

10.25(13)	Warrant with Sands Brothers Venture Capital III LLC ($0.30 initial exercise price)

10.26(13)	Warrant with Sands Brothers Venture Capital IV LLC ($0.30 initial exercise price)

10.27(13)	Warrant with Katie & Adam Bridge Partners L.P. ($0.30 initial exercise price)

10.28(13)	Warrant with Mastodon Ventures, Inc. ($0.30 initial exercise price)

10.29(13)	Registration Rights Agreement

10.30(13)	Security Agreement

10.31(13)	Joseph Wagner 60 Month Consulting Agreement Effective August 1, 2006

10.32(13)	Jean Wilson 60 Month Employment Agreement Effective August 1, 2006

10.33(13)	Joseph Wagner Stock Option Agreement to Purchase 850,000 Shares at an Exercise Price of $0.75 Per Share

10.34(13)	Jean Wilson Stock Option Agreement to Purchase 650,000 Shares at an Exercise Price of $0.75 Per Share

10.35(14)	Second Funding Waiver of Rights Agreement

10.36(15)#	Securities Purchase Agreement Effective September 26, 2006 with G. Chris Andersen

10.37(15)#	11% Senior Secured Convertible Promissory Note with G. Chris Andersen

10.38(15)#	Warrant with G. Chris Andersen ($1.10 initial exercise price)

10.39(15)#	Registration Rights Agreement with G. Chris Andersen

10.40(15)#	Security Agreement with G. Chris Andersen

10.41(15)	Securities Purchase Agreement Dated October 23, 2006 with Vision Opportunity Master Fund, Ltd.

10.42(15)	11% Senior Secured Convertible Promissory Note with Vision Opportunity Master Fund, Ltd. (1)

10.43(15)	Warrant with Vision Opportunity Master Fund, Ltd. ($1.10 initial exercise price)

10.44(15)	Warrant with Vision Opportunity Master Fund, Ltd. ($0.30 initial exercise price)

10.45(15)	Registration Rights Agreement with Vision Master Fund, Ltd.

10.46(15)	Security Agreement with Vision Master Fund, Ltd.

10.47(15)	Third Waiver of Rights Agreement with the 6% Purchasers

10.48(15)	Consulting Agreement with MVI

10.49(16)	Agreement Regarding the Cancellation of the Series A Preferred Stock of XA, Inc.

10.50(16)	Legal Services Agreement with David M. Loev

21.1*	List of the Subsidiaries of XA, INC.

31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2*	Certificate of the Chief Financial Officer to Section 906 of the Sarbanes-Oxley Act of 2002

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

(9)  Filed as Exhibit 1.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.

(10)  Filed as Exhibits to our Form 8-K filed with the Commission on March 11, 2005, and incorporated herein by reference.

(11)  Filed as an Exhibit to our Report on Form 10-KSB for the year ended December 31, 2005, which was filed with the Commission on March 24, 2006, and incorporated herein by reference.

(12)  Filed as an Exhibit to our Form 8-K filed with the Commission on July 24, 2006, and incorporated by reference herein.

(13)  Filed as Exhibits to our Form 8-K filed with the Commission on August 15, 2006, and incorporated herein by reference.

(14)  Filed as an Exhibit to our Form 8-K filed with the Commission September 14, 2006 and incorporated herein by reference.

(15)  Filed as Exhibits to our Form 8-K filed with the Commission on November 1, 2006, and incorporated herein by reference.

(16) Filed as Exhibits to our Form SB-2 Registration Statement filed with the Commission on March 26, 2007, and incorporated herein by reference.

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

(B) Reports on Form 8-K

The Company filed the following report on Form 8-K during the period covered by this report:

o
The Company filed a report on Form 8-K on November 1, 2006 to report the closing of the sale of an additional $1,450,000 in Senior Convertible Notes to three unaffiliated purchasers and related agreements and transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2006 and 2005 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and for review of the financial statements included in the registrant's Form 10-QSB or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was approximately $34,000 and $41,961, respectively.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2006 and 2005 for products and services provided by the principal accountant, other than the services reported above was $0 and $38,950, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XA, INC.

DATED: March 30, 2007                                  By: /s/ Joseph Wagner
                                                                                     Joseph Wagner
                                                                                     Chief Executive Officer

DATED: March 30, 2007                                   By: /s/ Jean Wilson
                                                                                     Jean Wilson
                                                                                     Principal Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME       TITLE      DATE

/s/ Joseph Wagner
Joseph Wagner                                           Chief Executive Officer,                                 March 30, 2007
       President, Secretary and
       Chairman of the Board of Directors

/s/ Jean Wilson
Jean Wilson                                                 Principal Financial Officer,                            March 30, 2007
       Treasurer, Chief Operating Officer
       and Director

/s/ Christopher Spencer                             Director                                                            March 30, 2007
Christopher Spencer