Form 10QSB
period 2007-03-31
XA, INC.
filed 2007-05-15
CIK 1132034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _______ to_______

Commission file number 000-32885

XA, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0471263
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

JOHN HANCOCK CENTER
875 NORTH MICHIGAN AVENUE,
SUITE 2626 CHICAGO, IL 60611
(Address of principal executive offices)

(312)-397-9100
(Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of May 11, 2007 the issuer had 3,952,250 shares of common stock, $.001 par value per share outstanding ("Common Stock"), which amount does not include 25,000 shares of Form S-8 registered common stock which the issuer has agreed to issue to the issuer’s attorney, which shares have not been registered or issued to date.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X].

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XA, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
March 31, 2007 and March 31, 2006
	2007	2006
ASSETS
Current Assets
Cash	$323,508	$612,939
Accounts receivable	844,259	704,621
Work in process at cost	500,049	812,198
Prepaid expenses	37,831	23,681
Prepaid employment contract	-	55,180
Total Current Assets	1,705,646	2,208,619
Fixed Assets
Equipment	244,736	208,888
Furniture and fixtures	66,177	53,059
Leasehold improvements	1,006,745	318,016
	1,317,657	579,963
Less accumulated depreciation	(229,188)	(161,455)
	1,088,470	418,508
Other Assets
Discount on Convertible Notes Payable	152,253	144,039
Deferred taxes	-	540,000
Deferred Finance Charges - Prepaid	250,703
Prepaid employment bonus		87,500
Deposits	71,939	63,846
Goodwill	865,309	865,309
	1,340,204	1,700,694
	$4,134,320	$4,327,821
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$330,876	$203,513
Accrued payroll	-	1,700
Interest payable	95,760	41,400
Withheld and accrued taxes	2,835	3,593
Unearned revenues	809,126	993,848
Line of credit	1,200,002	300,000
Current portion of long term debt	2,700,000	-
Total Current Liabilities	5,138,600	1,544,054
Long-term Debt
Note payable	-	2,032,500
Derivative Liability	885,346	-
Stockholders' Equity
Series A preferred stock	-	-
Common stock	3,952	3,752
Additional paid in capital	2,289,621	2,222,621
Accumulated other comprehensive income	(526,794)
Retained income	(3,656,406)	(1,475,106)
Subscription receivable	-	-
	(1,889,626)	751,267
	$4,134,320	$4,327,821
See accompanying notes to financial statements.

XA, Inc. and Subsidiary
CONSOLIDATED INCOME STATEMENT
For the Quarters Ended March 31, 2007 and March 31, 2006

	2007	2006

Revenues
Sales	$2,049,336	$3,040,750

Cost of goods sold
Direct production costs	938,791	1,836,130

Gross profit	1,110,546	1,204,621

Administrative expense
Administrative	1,259,628	1,187,967

Income from operations	(149,083)	16,654

Other income and expenses
Other income	-	2,697
Other expenses	(97,739)	(83,976)
	(97,739)	(81,279)
Income before taxes	(246,822)	(64,625)

Tax provisions
Tax provisions	-	-

Net Income (Loss)	(246,822)	(64,625)

Other Comprehensive Income
Decrease in fair value of
derivatives	(822,915)	-

Net Comprehensive Income	$(1,069,737)	$(64,625)

Loss per Share
Average shares outstanding	3,952,250
Net Loss	$(0.06)
Other Comprehensive Income	$(0.21)
Net Other Comprehensive Income	$(0.27)

XA, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from January 1, 2005 through March 31, 2007

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance December 31, 2004	3	$-	3,516,250	$3,516	$2,170,532	$-	$(1,300,835)	$873,213
Shares issued for services	-	-	202,500	203	42,625	-		42,828
Net Loss	-	-	-	-	-	-	(109,646)	(109,646)
Balance December 31, 2005	3	-	3,718,750	3,719	2,213,157		(1,410,481)	806,395
Shares issued for services	-	-	108,500	108	51,589	-	-	51,697
Shares issued for debt	-	-	125,000	125	24,875	-	-	25,000
Purchase and retirement of
Preferred shares	(1)	-	-	-	-	-	(7,500)	(7,500)
Net Other Comprehensive Loss	-	-	-	-	-	296,121	(1,991,602)	(1,695,481)
Balance December 31, 2006	2	$-	3,952,250	$3,952	$2,289,621	$296,121	$(3,409,583)	$(819,889)
Shares issued for services
Shares issued for debt
Purchase and retirement of
Preferred shares	(2)
Net Other Comprehensive Loss	-	-	-	-	-	(822,915)	(246,822)	(1,069,737)
Balance March 31, 2007	-	$-	3,952,250	$3,952	$2,289,621	$(526,794)	$(3,656,405)	$(1,889,626)

See accompanying notes to financial statements.

XA, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Quarters Ended March 31, 2007 and March 31, 2006
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(246,822)	$(64,625)
Adjustments to reconcile net earnings to net
cash provided (used) by operating activities:
Provision for deferred taxes	-	-
Depreciation	17,327	8,942
Amortization of Discounts on Notes Payable	60,600	33,307
Stock for services	-	-
Changes in Current assets and liabilities:
(Increase) Decrease in Accounts receivable	(373,989)	509,871
(Increase) in Work in process	(500,049)	(41,635)
(Increase) Decrease in Prepaid expenses	143,150	13,244
(Increase) Decrease in Officers loans	-	-
(Increase) in Prepaid employment contracts	-	21,787
(Decrease) Increase in Accounts payable	(183,356)	(242,474)
(Decrease) Increase in Accrued payroll	-	1,700
(Decrease) in Withheld and accrued taxes	(896)	(878)
(Decrease) Increase in Interest payable	(7,000)	(20,076)
Increase (Decrease) in Unearned revenue	642,216	(228,381)
NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES	(448,820)	(9,218)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed assets	(2,000)	(291,678)
Increase in Goodwill	-	-
Decrease in Deposits	1,700	8,866
NET CASH (USED) BY INVESTING
ACTIVITIES	(300)	(282,812)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	9,497
Sale of Warrants
Increase in Discounts on Convertible Notes
Increase in Line of credit	400,002	300,000
Payments on Line of credit
Increase in Long - term debt	-	-
Payments on Long - term debt	-	-
NET CASH USED BY
FINANCING ACTIVITIES	400,002	309,497

NET INCREASE (DECREASE) IN CASH	(49,118)	17,467
CASH ACQUIRED IN ACQUISITION	-	-
CASH AT BEGINNING OF PERIOD	372,626	595,472
CASH AT END OF PERIOD	$323,508	$612,939

See accompanying notes to financial statements.

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY

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

March 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

On September 1, 2006, the Company issued 50,000 shares of common stock for services and debt reduction. The shares were valued at $10,000.

On November 6, 2006 the Company issued 25,000 shares of common stock for services. The shares were valued at $14,066.

On December 29, 2006 the Company issued 75,000 shares of Common stock for services and debt reduction. The shares were valued at $15,000.

The consolidated financial statements include the accounts of XA, Inc., The Experiential Agency, Inc., Fiori XA, Inc. and XA Scenes, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation. The Company is a comprehensive event marketing, design and production firm with full service offices in Chicago, and New York and a sales office in Los Angeles.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all short-term debt securities three months or less to be cash equivalents.

Cash paid during the year for:

	2007	2006
Interest	$19,783	$61,476
Income taxes	$-0-	$-0-

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

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Depreciation expense for the quarter and year to date ended March 31, 2007 and 2006 was $17,327 and $8,942 respectively.

INCOME TAXES

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

The estimated tax provision at March 31, 2007 and 2006 consists of the following:

	2007	2006
Federal	$-0-	$-0-
State	-0-	-0-
	$-0-	$-0-

The Company has net loss carry forwards of approximately $3,150,000 that begin to expire in 2020 for federal taxes and 2017 for state taxes.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

CONCENTRATION OF CREDIT RISKS

During 2007 and 2006 and at March 31, 2007 and 2006, the Company had deposits in banks in excess of the FDIC insurance limit.

INTANGIBLE IMPAIRMENT

In the fourth quarter of 2006, management reviewed the value of its intangible assets. This review resulted in the write down of the intangible asset Deferred Taxes. The balance in this account represented an estimate of the cash value of the Company’s net operating loss carry forward.

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

Amortization of these items for March 31, 2007 and 2006 was $60,600 and $33,307 respectively.

NOTE 3 - NOTES PAYABLE

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

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

NOTE 3 - NOTES PAYABLE - CONTINUED

The agreement required the payment of a $5,000 commitment fee. The balance outstanding under this agreement at March 31, 2007 and 2006 was $0 and $300,000 respectively.

On June 1, 2006, the Company converted $800,000 of its line of credit to a construction loan. The line of credit agreement was amended to $750,000. The Company is in violation of one of the negative covenants of this loan concerning profitability. The lender is aware of the violation and has taken no action to date. The loan is due December 1, 2007. The balance outstanding on these agreements was $1,200,002 and $0 at March 31 2007 and 2006 respectively.

On June 29, 2004 the Company entered into a Convertible Promissory Note agreement with 5 unrelated entities. The terms of the 5 notes are identical. The interest rate is 6%. The notes are convertible into the Company's common stock at a conversion rate of $2.00 per share. Conversion is at the Company's option. However, if the Company requests conversion it must convert with registered stock. The holder also received Class A and Class B Warrants (Note4) and purchased an additional $1,250,000 of convertible promissory notes on September 13, 2004. The June 29, 2004 note was paid in full on August 8, 2006. The balance of the notes were paid in 2006.

On September 13, 2004, note holders with $267,500 due converted these notes into 1,076,693 pre-reverse split shares of the Company's common stock in accordance with the note agreement. On November 1, 2004, note holders with $200,000 due converted these notes into 811,533 pre-reverse split shares of the Company's common stock in accordance with the note agreement. The September 13, 2004 note was paid in 2006. The balance outstanding was $0 and $2,032,500 at March 31, 2007 and 2006 respectively.

On June 26, 2006, the Company entered into a Securities Purchase Agreement with a group of venture capital lenders and sold 11% Senior Subordinated Secured Convertible Promissory Notes in the amount of $1,250,000, five year warrants at an exercise price of $1.10 per share and a conversion feature. In accordance with EITF 00-27 the estimated value of the conversion feature is $193,483. The value was determined using the Black-Scholes pricing model under the following assumptions: life of 15 months, risk free interest rate of 5.0%, a dividend yield of 0% and volatility of 11%. The face amount of these notes of $1,443,483 was allocated between notes payable of $1,250,000 and the conversion feature of $193,483. The conversion feature is being amortized over the term of the notes. The notes are secured by all the assets of the Company and are due November 8, 2007. The balance outstanding at March 31, 2007 and 2006 was $1,250,000 and $0 respectively.

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

NOTE 3 - NOTES PAYABLE - CONTINUED

On September 26, 2006, the Company entered into a Securities Purchase Agreement with a group of venture capital lenders and sold 11% Senior Subordinated Secured Convertible Promissory Notes in the amount of $1,450,000, five year warrants at an exercise price of $1.10 per share and a conversion feature. In accordance with EITF 00-27 the estimated value of the conversion feature is $16,155. The value was determined using the Black-Scholes pricing model under the following assumptions: life of 15 months, risk free interest rate of 5.0%, a dividend yield of 0% and volatility of 11%. The face amount of these notes of $216,155 was allocated between notes payable of $200,000 and the conversion feature of $16,155. The conversion feature is being amortized over the term of the notes. The notes are secured by all the assets of the Company with $200,000 due December 26, 2007. The balance outstanding at March 31, 2007 and 2006 was $200,000 and $0 respectively.

On October 23, 2006, the Company entered into a Securities Purchase Agreement with a group of venture capital lenders and sold 11% Senior Subordinated Secured Convertible Promissory Notes in the amount of $1,250,000, five year warrants at an exercise price of $1.10 per share and a conversion feature. In accordance with EITF 00-27 the estimated value of the conversion feature is $100,967. The value was determined using the Black-Scholes pricing model under the following assumptions: life of 15 months, risk free interest rate of 5.0%, a dividend yield of 0% and volatility of 0.1%. The face amount of these notes of $1,350,967 was allocated between notes payable of $1,250,000 and the conversion feature of $100,967. The conversion feature is being amortized over the term of the notes. The notes are secured by all the assets of the Company with $1,250,000 due January 23, 2008. The balance outstanding at March 31, 2007 and 2006 was $1,250,000 and $0 respectively.

The notes will automatically convert to shares of common stock at the conversion price when the Company completes a private offering of its equity securities and receives gross proceeds of no less than $3,000,000, with a effective purchase price of $1.50 per share and the Company has completed an effective registration statement covering the resale of the conversion shares.

Total Long-Term debt at March 31, 2007, is as follows:

2007
Total term debt	$2,700,000
Less Current portion	(2,700,000)
Long-term debt	$-0-

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

NOTE 4 - EQUITY

PREFERRED STOCK

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

COMMON STOCK

On December 19, 2005 the shareholders of the Company increased the total authorized shares of common stock to 20,000,000 with a par value of $.001 per share. The Company had 3,952,250 and 3,752,250 shares outstanding at March 31, 2007 and 2006 respectively.

STOCK WARRANTS

The Company has issued warrants to the now retired 6% note holders for 250,000 shares of common stock. The purchase price of the shares is $9.60. The warrants expire June 30, 2008. These warrants remain outstanding at March 31, 2007.

The Company has issued warrants to its employees for 490,000 shares of common stock. The purchase price of the shares is $0.34. The warrants expire June 19, 2009. These warrants remain outstanding at March 31, 2007.

The Company has issued warrants to the June 26, September 26, and October 23, 2006 Convertible securities for 433,333 shares of common stock at $0.30 and for 392,500 shares of common stock at $1.10. The warrants expire in August and November 2011. These warrants remain outstanding at March 31, 2007.

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

STOCK WARRANTS - CONTINUED

The Company has issued warrants during 2006 in connection with services rendered for 766,667 shares of common stock at $0.30. The warrants expire in August and November 2011. These warrants remain outstanding at March 31, 2007.

The Company has issued warrants during 2007 to two of its executives for 1,500,000 shares of common stock at $0.75 per share. These warrants have a vesting schedule and start vesting 12 months after the filing of an effective registration statement covering the resale of the common stock the 11% notes are convertible into. These warrants remain outstanding at March 31, 2007.

NOTE 5 - COMMITMENTS

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

March 31, 2007

NOTE 5- COMMITMENTS - CONTINUED

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

March 31, 2007

NOTE 5- COMMITMENTS - CONTINUED

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

March 31, 2007

NOTE 5- COMMITMENTS - CONTINUED

Future minimum payments due under these lease agreements are as follows:

2007	$618,789
2008	$558,594
2009	$531,717
2010	$502,240
2011	$450,321

NOTE 6 - GOING CONCERN

The Company has suffered significant losses. This combined with the secured and subordinated notes payable that are due in 2007 and January 2008 raise substantial doubts concerning its ability to continue as a going concern. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. Management has plans to increase revenues over the next year which should increase cash flows from operations. It also feels it can raise additional capital, and meet the conditions that will allow the 11% notes to be converted into common stock. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF XA, INC. ("XA", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2007.

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

In addition to the Warrants we granted to Vision in connection with the funding, Mastodon Ventures, Inc. ("MVI"), which was issued 666,667 warrants to purchase shares of our common stock at $0.30 per share, assigned 100,000 of such warrants to Vision, and the August 2006 Second Funding Purchasers, who were granted an aggregate of 333,333 warrants to purchase shares of our common stock at $0.30 per share, assigned 133,000 of such warrants to Vision.

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

Consulting Agreement

On or about May 3, 2007, we entered into a Consulting Agreement with Arthur Douglas & Associates, Inc. (“Arthur Douglas”), pursuant to which Arthur Douglas agreed to perform services on our behalf in connection with investor relations, marketing and public awareness of our common stock and in connection with an offering of our common stock, and strategic planning services. In consideration for the services to be rendered by Arthur Douglas, we agreed to issue 750,000 restricted shares of our common stock, which shares shall be earned on the date that Arthur Douglas begins providing services under the Consulting Agreement, but which shares the parties have agreed to issue only after the August, September and October 2006 Purchasers have been repaid in full, and which shares have not therefore been included in the calculation of issued and outstanding shares disclosed throughout this filing. The Consulting Agreement is in effect for a term of twelve (12) months, and can be terminated by the mutual consent of the parties at any time.

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

In March 2007, XA was awarded two BiZBash Event Style Awards in the categories of “Best Lighting Design” and “Best Corporate Event Concept” both for the Sopranos cast and crew screening after party. The BiZBash Event Style Awards of 2007 honored the people behind New York's most innovative events of 2006. XA won the Best Corporate Event Concept Award for an "innovative and effective theme for an event planned by or for a corporation." The award winning event produced and designed by XA celebrated the premiere of the 6th and final season of the HBO show the Sopranos. The overall concept was inspired by a traditional Italian Street Festival and XA successfully transformed a large ballroom into an intimate affair for 1,000 members of the Soprano's extended family. A comprehensive lighting design concept combined advanced technology such as intelligent lighting with basic tools including 4,000 Italian string lights.

XA planned over 50 events during the three months ended March 31, 2007, for clients such as Sports Illustrated, Moet Hennessey, McDonald's Corporation (NYSE:MCD) and Cookie Magazine.

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

On March 6, 2006, The Experiential Agency, Inc., the Company's wholly owned subsidiary ("Experiential"), entered into a Lease on Unit No. 2B in Building No. 2 of 1435 51st Street, in North Bergen, New Jersey. The lease commenced on April 1, 2006, and ends on March 31, 2009. The monthly rent on the lease is $4,037 from April 1, 2006 until March 31, 2007, $4,238 for the period from April 1, 2007 until March 31, 2008, and $4,449 for the period from April 1, 2008 until March 31, 2009. Upon the expiration of the lease, Experiential has the option to renew the lease for an additional three (3) year term. The monthly rental fees during the additional three year term, will be $4,671 from April 1, 2009 and March 31, 2010, $4,904 from April 1, 2010 and March 31, 2011, and $5,149 from April 1, 2011 to March 31, 2012. The landlord has the right to terminate the lease at any time after March 31, 2009, with six (6) months prior written notice to Experiential. This space will be used by XA for production and fabrication of décor elements for events and storage of production inventory.

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

PLAN OF OPERATIONS

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

We differentiates ourselves from our competitors by offering a single source solution to the market for business communication and event management services on a national basis, employing creative, energetic professionals, and centralizing our administration and purchasing functions.

COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

We had sales of $2,049,336 for the three months ended March 31, 2007, compared to sales of $3,040,750 for the three months ended March 31, 2006, a decrease in sales from the prior period of $991,414 or 32.6%. The decrease in sales was mainly due to the loss of one of our largest clients prior to the three months ended March 31, 2007and the cancellation of programs planned by that client. Our sales vary quarter to quarter based on the number of programs and events we plan during those quarters.

We had cost of goods sold relating to direct production costs of $938,791 for the three months ended March 31, 2007, compared to cost of goods sold relating to direct production costs of $1,836,130 for the three months ended March 31, 2006, a decrease in cost of goods sold from the prior period of $897,339 or 48.9%.

Cost of goods sold as a percentage of sales was 45.8% for the three months ended March 31, 2007, compared to 60.4% for the three months ended March 31, 2006, a decrease in costs of goods sold as a percentage of sales of 14.6% from the prior period. The decrease in our cost of goods sold was directly attributable to our lower sales, thereby causing a lower cost of those sales and increased margins on the sales that we did have.

We had gross profit of $1,110,546 for the three months ended March 31, 2007, compared to gross profit of $1,204,621 for the three months ended March 31, 2006, a decrease in gross profit of $94,075 or 7.8% from the prior period. The decrease in gross profit was due to the 32.6% decrease in sales offset by the 48.9% decrease in direct production costs.

We had administrative expenses of $1,259,628 for the three months ended March 31, 2007, compared to administrative expenses of $1,187,967 for the three months ended March 31, 2006, an increase in administrative expenses of $71,661 or 6% from the prior period.

The increase in administrative expenses was due to the increased expenses related to our launch of XA Scenes and our New York venue during the 2006 fiscal year, which increased expenses associated with the operations of the New York venue continued to be present during the three months ended March 31, 2007. Additionally attributing to higher expenses for the three months ended March 31, 2007, were increased legal fees in connection with the review and preparation of our Form SB-2 Registration Statement during the three months ended March 31, 2007, and increased expenses with the addition of new marketing and business development personnel.

We had a loss from operations of $149,083 for the three months ended March 31, 2007, compared to income from operations of $16,654 for the three months ended March 31, 2006, a decrease in income from operations of $165,736 or 995% from the prior period. The decrease in income from operations was mainly attributable to the $71,661 or 6% increase in administrative expenses and the 32.6% decrease in sales, which was not sufficiently offset by the 48.6% decrease in cost of goods sold for the three months ended March 31, 2007, compared to the prior period.

We had net other expenses for the three months ended March 31, 2007, of $97,739, compared to net other expenses of $81,279 for the three months ended March 31, 2006, an increase in net other expenses of $16,460 or 20.3% from the prior period. The main reason for the increase in net other expenses was a $13,763 increase in other expenses, to $97,739 for the three months ended March 31, 2007, compared to $83,976 for the three months ended March 31, 2006 in connection with various expenses associated with our capital campaign and financing.

We had no tax provision adjustments for either the three months ended March 31, 2007 or March 31, 2006.

We had a net loss of $246,822 for the three months ended March 31, 2007, compared to a net loss of $64,625 for the three months ended March 31, 2006, an increase in net loss of $182,197 or 281.9% from the prior period. The increase in net loss was mainly attributable to the 20.3% increase in net other expenses and the 32.6% decrease in sales, which was not sufficiently offset by the 48.9% decrease in directproduction costs for the three months ended March 31, 2007, compared to the three months ended March 31, 2006.

We had other comprehensive loss for the three months ended March 31, 2007, of $822,915, consisting of the decrease in the fair value of derivatives in connection with our August, September and October 2006, convertible notes, which loss was not present during the three months ended March 31, 2006, as those notes were not outstanding at that time.

We had net comprehensive loss of $1,069,737 for the three months ended March 31, 2007, compared to net comprehensive loss of $64,625 for the three months ended March 31, 2006, an increase in net comprehensive loss of $1,005,112, which was mainly due to $822,915 of decrease in fair value of derivatives.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $1,705,646 as of March 31, 2007, which included cash of $323,508; accounts receivable of $844,259; work in progress at cost of $500,049; and prepaid expenses of $37,831.

We had net total fixed assets of $1,088,470 as of March 31, 2007, which included equipment of $244,736; furniture and fixtures of $66,177; and leasehold improvements of $1,006,745; which was offset by $229,188 of accumulated deprecation. Leasehold improvements mainly included the XA Scenes office space and venue rental in New York, improvements on that space, and equipment mainly includes equipment purchased in connection with the XA Scenes venue.

We had other assets of $1,340,204 as of March 31, 2007, which included $152,253 of discount on convertible notes payable; $71,939 of deposits; $250,703 of deferred financing costs; and $865,309 of goodwill.

We had total assets of $4,134,320 as of March 31, 2007.

We had total current liabilities of $5,138,600 as of March 31, 2007, which included $330,876 of accounts payable; $95,760 of interest payable, which represents accrued and unpaid interest on 11% Convertible Notes; $2,835 of withheld and accrued taxes; $809,126 of unearned revenues; $1,200,002 of line of credit; and $2,700,000 of current portion of long term debt in connection with amounts owed to the August, September and October 2006, 11% Convertible Note Purchasers.

We had derivative liability of $885,346 as of March 31, 2007, in connection with the August, September and October 2006, 11% Convertible Notes.

We had negative working capital of $3,432,954 and a total retained deficit of $3,656,406 as of March 31, 2007.

We had net cash used by operating activities of $448,820 for the three months ended March 31, 2007, which was mainly due to $246,822 of net loss, $500,049 of work in process, $373,989 of increase in accounts receivable and $183,356 of decrease in accounts payable, offset by $642,216 of increase in unearned revenues and $143,150 of decrease in prepaid expenses.

We had $300 of net cash used by investing activities for the three months ended March 31, 2007, which was due to $2,000 of purchase of fixed assets offset by $1,700 of decrease in deposits.

We had $400,002 of net cash used by financing activities during the three months ended March 31, 2007, which represented an increase in our line of credit. The Company has a line of credit agreement which it entered into on August 12, 2004, with LaSalle Bank National Association ("LaSalle") for $750,000 (the "Line of Credit"). The Line of Credit was due August 12, 2005, and the interest varies at 0.25% over the prime rate (currently 8.5%, with the prime rate at 8.25% as of March 8, 2007). The Company's assets secure the Line of Credit. Prior to the expiration of the Line of Credit, the line of credit was renewed for another year and increased to $800,000, which Line of Credit currently has a due date of December 1, 2007. The Company borrowed $800,000 pursuant to this Line of Credit during the three months ended March 31, 2007, which had a balance as of March 31, 2007 of $800,000.

On June 1, 2006, we entered into a business loan for a loan of up to $750,000 with LaSalle, which loan bears interest at the prime rate plus 0.25% until paid, currently equal to 8.5%, with the prime rate at 8.25% as of March 8, 2007. We have borrowed approximately $400,002 in funds pursuant to the business loan with LaSalle to date. Any amounts borrowed under the business loan are due and payable on June 30, 2007.

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

We will need to raise additional financing in the future to repay the $2,700,000 which we owe under the August, September and October 2006 Senior Notes, which notes are due and payable in November 2007 (in connection with $1,250,000), December 2007 (in connection with $200,000) and January 2008 (in connection with $1,250,000), assuming such note holders do not convert such notes into shares of our common stock in connection with their Optional Conversion and Mandatory Conversion rights (described above) and will require approximately $800,000 which we owe under the Line of Credit, which amount is due on December 1, 2007, and approximately $400,000 under the construction loan with LaSalle, which amount is due on June 30, 2007. Furthermore we anticipate the need for approximately $1 to $5 million of additional financing to support strategic acquisitions and our current expansion plan for the next 18 to 24 months.

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

Furthermore, we may receive up to $761,750 in connection with the exercise of the Warrants, which funds we plan to use, if such Warrants are exercised, of which there can be no assurance, for financing future acquisitions and/or working capital.

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

RISK FACTORS

WE HAVE A PRESENT NEED FOR CAPITAL IN ADDITION TO $2.7 MILLION ALREADY RAISED IN AUGUST THROUGH OCTOBER 2006.

We intend to seek additional acquisitions which acquisitions will likely require additional capital ranging from $1 to $5 million, which is in addition to $2.7 million already raised in August through October 2006. Furthermore, the currently outstanding $1,250,000 August 2006 Senior Notes are due on November 8, 2007, and the $1,450,000 in Second Funding Senior Notes are due on September 26, 2007 (in respect to $200,000) and October 23, 2006 (in respect to $1,250,000), if such Notes are not converted into shares of our common stock prior to such due dates. Finally, we have approximately $800,000 which is due on December 1, 2007, pursuant to our Line of Credit with LaSalle, and approximately $400,000 under the construction loan with LaSalle, which amount is due on June 30, 2007 (described in greater detail above under “Liquidity and Capital Resources”). At this time, no additional financing has been secured. Our growth and continued operations could be impaired by limitations on our access to the capital markets. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to continue our business operations and pursue our expansion strategy. We need to raise additional capital to repay the August, September and October 2006 Note holders and the Line of Credit, and as a result, we may seek to enter into acquisitions or mergers in the future, of which we currently have no immediate plans, but which if undertaken, could result in a restructuring, change of control and/or a change in our business focus, as well as potential dilution to then current shareholders. In the event we do not raise additional capital from conventional sources, there is every likelihood that we may need to scale back or curtail implementing our business plan.

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

OUR AUDITOR HAS RAISED DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We had a comprehensive net loss of $1,695,481 for the year ended December 31, 2006 which included an adjustment to net loss of $296,121 due to the decrease in the fair value of our derivatives and a net comprehensive loss of $1,069,737 for the three months ended March 31, 2007, which included an adjustment to net loss in connection with the decrease in fair value of our derivates of $822,915. We had a $3,432,954 working capital deficiency and a total retained deficit of $3,656,406 as of March 31, 2007. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

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

THE SEC MAY LIMIT THE NUMBER OF SHARES WE ARE ELIGIBLE TO REGISTER FOR RESALE AT ANY ONE TIME.

We previously agreed to register all of the shares of common stock issuable to the Purchasers and various other parties in connection with the conversion of the Convertible Notes and the exercise of outstanding warrants to purchase shares of our common stock. However, the SEC has recently made public statements indicating the SEC’s Division of Corporation Finance will question the ability of issuers to register shares for resale in a secondary offering (an offering made on behalf of a selling shareholder, versus a primary offering made by the issuer) where the number of shares offered exceed an estimated one-third of the total number of shares held by non-affiliates prior to the underlying private transaction.  Although this position is not written or settled law, it is possible the SEC staff will view any resale offering by investors as an offering by us and deem it a primary offering if the number of shares we seek to register exceeds the estimated one-third threshold.  Even if the number of shares we seek to register is below the estimated one-third threshold, the SEC staff may still take the position that the offering is a primary offering rather than a secondary offering.  In that event, we may seek to register only a portion of the shares we are required to offer at any one time and will only be able to register additional shares after the passage of time and the sale of substantially all of the shares subject to the previous registration statement.  As a result, the number of shares each investor may include in a registration statement could be substantially reduced, and we could face substantial penalties and/or be forced to restructure our agreements and Convertible Notes with the Purchasers if we are prohibited from registering all of the shares underlying the Convertible Notes and exercisable into common stock in connection with the exercise of the warrants, as we previously agreed.

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

IF WE FAIL TO TIMELY FILE AND/OR OBTAIN EFFECTIVENESS OF A REGISTRATION STATEMENT REGISTERING THE SHARES OF COMMON STOCK UNDERLYING THEAUGUST, SEPTEMBER AND OCTOBER 2006 PURCHASERS NOTES AND WARRANTS, WE WILL FACE SIGNIFICANT PENALTIES, WHICH COULD DECREASE THE AMOUNT OF OUR CASH ON HAND AND CAUSE THE VALUE OF OUR STOCK TO DECLINE IN VALUE.

Pursuant to the Registration Rights Agreements, we agreed to register the shares of common stock which the Notes are convertible into and the shares of common stock underlying the Warrants (the “Underlying Shares”). We agreed that in the event that the planned private offering of our securities in which we receive gross proceeds of not less than $3,000,000 and the effective purchase price of the common stock sold is $1.50 or more per share (the “Private Offering”), has not occurred within six (6) months of the August 2006 Closing (February 8, 2007), which deadline was not met, we would file our Registration Statement within forty-five days of the six (6) month anniversary of the August 2006 Closing, March 25, 2007, which date was met, and that we would obtain effectiveness of our Registration Statement no more than sixty (60) days after the date we are required to file such Registration Statement, or May 24, 2007.

If we fail to obtain effectiveness of our Registration Statement by the applicable deadlines or after such effectiveness the Purchasers are unable to sell the Underlying Shares, we are obligated, pursuant to the Registration Rights Agreement, to pay the Purchasers an amount in cash equal to two (2%) of the total principal amount of the Notes (equal to $54,000), for each thirty (30) day period which the deadlines are not met or the Purchasers are unable to sell the Underlying Shares. If we fail to pay such damages within five (5) days of the date payable, we are required to pay interest on the amount payable at the rate of eighteen percent (18%) per annum, accruing daily until such amounts are paid in full. As a result, if we fail to timely file the Registration Statement and/or are prevented from timely receiving effectiveness of such filing, we could be forced to pay the Purchasers substantial penalties, which would reduce our cash on hand, and could cause us to curtail our current business plans, which would likely cause the value of our common stock to decline in value.

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

We had 3,952,250 shares of common stock outstanding as of May 11, 2007, which amount does not include 25,000 shares of common stock we have agreed to issue to our legal counsel, but which we have not issued to date. Assuming a conversion price of $0.75 per share (which conversion price and therefore the number of shares issuable in connection with the conversion of the Notes is subject to adjustment as provided in the Notes, subject to a $0.30 floor), the principal amount of the August 2006 Senior Notes will convert into 1,666,667 shares of common stock, the principal amount of the September and October 2006 Notes will convert into 1,933,333 shares of common stock and the outstanding Warrants, MVI Warrants and Venture Warrants can be exercised for 1,522,500 shares of common stock. As such, the conversion of the August, September and October 2006 Notes and exercise of the Warrants, Venture Warrants and MVI Warrants will cause substantial dilution to our existing shareholders.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Since the filing of our Answer, the Landlord has filed Second and Third Amended Verified Complaints, and we have answered such complaints. The Landlord's Third Amended Verified Complaint alleged damages for our alleged breach of the lease and alleged damages for prospective rent. The total damages asked for by the Landlord in the Third Amended Verified Complaint total approximately $309,710 plus interest. On February 28, 2006, we filed our Answer and Affirmative Defenses to Third Amended Verified Complaint, whereby we denied certain of the Landlord's claims and asserted our Affirmative Defenses. The trial date is scheduled for July 2007.

In March 2006, we received notice of a lawsuit filed against XA, Inc., our wholly owned subsidiary, The Experiential Agency, Inc., and our Chief Executive Officer and Director, Joseph Wagner, Chief Operating Officer, Jean Wilson, and one of our employees, Marcy Manley, individually, by our former employee, Lara Shipp ("Shipp"). The lawsuit was filed in the Northern District of Illinois. The lawsuit alleged damages in connection with our discharge of Shipp, alleged that we failed to pay her certain commissions which she was due and that she was denied rights under the Family Medical Leave Act. Additionally, the lawsuit alleges breach of contract, declaratory relief regarding her interests in the Company, promissory estoppel, tortious interference with contract and fraudulent inducement. Shipp alleged that her employment contract with us entitled her to commissions of gross revenues on reoccurring business and that she was terminated in violation of Family and Medical Leave Act ("FMLA").  The lawsuit asked for all wages, benefits and other compensation that she lost as a result of her alleged termination in violation of FMLA, front pay and reasonable attorney's fees. Shipp also alleged that we violated the Illinois Wage Payment and Collection Act and alleges that she is due commissions and other amounts greater than $100,000 in unpaid commissions and automobile reimbursement, attorney's fees, pre and post judgment interest and punitive damages Furthermore, Shipp alleged that she was due an ownership interest in XA, Inc., which is larger than her current stake. The matter has been resolved and the terms are confidential.

During the second quarter of 2007, we filed a complaint against three of our former employees and another third party, alleging that two of those former employees had violated their non-compete agreements with us, which they agreed to pursuant to and in connection with their entry into employment agreements with us, as well as other causes of action, including violation of the Illinois Trade Secrets Act and tortuous interference. We subsequently obtained a Restraining Order against the two former employees who we allege are barred from their current actions due to their non-compete agreements with us, which prevents them from performing any services on behalf of any of our clients. Subsequent to the filing of this Registration Statement, we anticipate entering the discovery phase of the litigation. We are seeking an injunction against the defendants and damages in connection with our former employees’ breach of their non-compete agreements and the other causes of actions alleged.

The Company is not aware of any pending legal proceedings other than the ones described above, to which it is a party which is material to its business operations.

ITEM 2. CHANGES IN SECURITIES

Effective January 1, 2007, we entered into an Agreement with David M. Loev, of The Loev Law Firm, PC, to serve as our legal counsel and perform legal services for us until December 31, 2007. In connection with our entry into the Agreement, we agreed to issue Mr. Loev 25,000 Form S-8 registered shares of our common stock, which shares have not been issued to date, and have not been included in the number of issued and outstanding shares disclosed throughout this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2007.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBITS

10.1(1)	Common Stock Purchase Warrant A

10.2(2)	Voting Agreement between Joseph Wagner and Frank Goldstin

10.3(2)	Voting Agreement between Jean Wilson and Frank Goldstin

10.4(3)	Fiori Asset Purchase Agreement

10.5(4)	Asset Acquisition Agreement with Musters & Company, Inc.

10.6(4)	Waiver Agreement

10.7(5)	Christopher Spencer Consulting Agreement

10.8(6)	Waiver of Rights Agreement

10.9(7)	Securities Purchase Agreement Dated August 8, 2006

10.10(7)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital LLC

10.11(7)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital II LLC

10.12(7)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital III LLC

10.13(7)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital IV LLC

10.14(7)	11% Senior Secured Convertible Promissory Note with Katie & Adam Bridge Partners L.P.

10.15(7)	Warrant with Sands Brothers Venture Capital LLC ($1.10 initial exercise price)

10.16(7)	Warrant with Sands Brothers Venture Capital II LLC ($1.10 initial exercise price)

10.17(7)	Warrant with Sands Brothers Venture Capital III LLC ($1.10 initial exercise price)

10.18(7)	Warrant with Sands Brothers Venture Capital IV LLC ($1.10 initial exercise price)

10.19(7)	Warrant with Katie & Adam Bridge Partners L.P. ($1.10 initial exercise price)

10.20(7)	Warrant with Sands Brothers Venture Capital LLC ($0.30 initial exercise price)

10.21(7)	Warrant with Sands Brothers Venture Capital II LLC ($0.30 initial exercise price)

10.22(7)	Warrant with Sands Brothers Venture Capital III LLC ($0.30 initial exercise price)

10.23(7)	Warrant with Sands Brothers Venture Capital IV LLC ($0.30 initial exercise price)

10.24(7)	Warrant with Katie & Adam Bridge Partners L.P. ($0.30 initial exercise price)

10.25(7)	Warrant with Mastodon Ventures, Inc. ($0.30 initial exercise price)

10.26(7)	Registration Rights Agreement

10.27(7)	Security Agreement

10.28(7)	Joseph Wagner 60 Month Consulting Agreement Effective August 1, 2006

10.29(7)	Jean Wilson 60 Month Employment Agreement Effective August 1, 2006

10.30(7)	Joseph Wagner Stock Option Agreement to Purchase 850,000 Shares at an Exercise Price of $0.75 Per Share

10.31(7)	Jean Wilson Stock Option Agreement to Purchase 650,000 Shares at an Exercise Price of $0.75 Per Share

10.32(8)	Second Funding Waiver of Rights Agreement

10.33(9)#	Securities Purchase Agreement Effective September 26, 2006 with G. Chris Andersen

10.34(9)#	11% Senior Secured Convertible Promissory Note with G. Chris Andersen

10.35(9)#	Warrant with G. Chris Andersen ($1.10 initial exercise price)

10.36(9)#	Registration Rights Agreement with G. Chris Andersen

10.37(9)#	Security Agreement with G. Chris Andersen

10.38(9)	Securities Purchase Agreement Dated October 23, 2006 with Vision Opportunity Master Fund, Ltd.

1039(9)	11% Senior Secured Convertible Promissory Note with Vision Opportunity Master Fund, Ltd. (1)

10.40(9)	Warrant with Vision Opportunity Master Fund, Ltd. ($1.10 initial exercise price)

10.41(9)	Warrant with Vision Opportunity Master Fund, Ltd. ($0.30 initial exercise price)

10.42(9)	Registration Rights Agreement with Vision Master Fund, Ltd.

10.43(9)	Security Agreement with Vision Master Fund, Ltd.

10.44(9)	Third Waiver of Rights Agreement with the 6% Purchasers

10.45(9)	Consulting Agreement with MVI

10.46(10)	Agreement Regarding the Cancellation of the Series A Preferred Stock of XA, Inc.

10.47(10)	Legal Services Agreement with David M. Loev

31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Filed as Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, and 10.7 to the Company's Form SB-2 Registration Statement filed with the Securities and Exchange Commission on August 17, 2004, and incorporated herein by reference.

(2)  Filed as Exhibit 10.1 and 10.2 to our Form 8-K filed with the Securities and Exchange Commission on August 6, 2004, and incorporated herein by reference.

(3)  Filed as Exhibit 1.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.

(4)  Filed as Exhibits to our Form 8-K filed with the Commission on March 11, 2005, and incorporated herein by reference.

(5)  Filed as an Exhibit to our Report on Form 10-KSB for the year ended December 31, 2005, which was filed with the Commission on March 24, 2006, and incorporated herein by reference.

(6)  Filed as an Exhibit to our Form 8-K filed with the Commission on July 24, 2006, and incorporated by reference herein.

(7)  Filed as Exhibits to our Form 8-K filed with the Commission on August 15, 2006, and incorporated herein by reference.

(8)  Filed as an Exhibit to our Form 8-K filed with the Commission September 14, 2006 and incorporated herein by reference.

(9)  Filed as Exhibits to our Form 8-K filed with the Commission on November 1, 2006, and incorporated herein by reference.

(10) Filed as Exhibits to our Form SB-2 Registration Statement filed with the Commission on March 26, 2007, and incorporated herein by reference.

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

b) REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the fiscal period covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XA, INC.

DATED: May 15, 2007	By: /s/ Joseph Wagner
Joseph Wagner
Chief Executive Officer