Form 10QSB
period 2007-06-30
XA, INC.
filed 2007-08-17
CIK 1132034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(312)-397-9100
(Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of August 1, 2007 the issuer had 3,952,250 shares of common stock, $.001 par value per share outstanding ("Common Stock"), which amount does not include 25,000 shares of Form S-8 registered common stock which the issuer has agreed to issue to the issuer’s attorney, which shares have not been registered or issued to date.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X].

Traditional Small Business Disclosure Format (Check one): Yes [  ]   No [X]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Pollard-Kelley Auditing Services, Inc.
Auditing Services                                            4500 Rockside Road, Suite 450, Independence, OH 44131  330-836-2558

Report of Independent Certified Public Accountants

Board of Directors
XA, Inc. and Subsidiary

We have reviewed the accompanying consolidated balance sheets of XA, Inc. and Subsidiary as of June 30, 2007 and 2006 and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month periods and six month periods then ended.  These interim financial statements are the responsibility of the Company’s management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has suffered losses the last two years.  This factor, among others including the Notes payable due in June 2008, raises substantial doubt about the Company’s ability to continue as a going concern.  Management feels the Company’s continuation as a going concern depends upon its ability to obtain additional sources of capital and financing.  Management’s plan in regard to this matter is also described in Note 6.  The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

August 14, 2007
Independence, Ohio

XA, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
June 30, 2007 and June 30, 2006
	2007	2006
ASSETS
Current Assets
Cash	$232,810	$530,065
Accounts receivable	979,049	981,346
Work in process at cost	598,604	493,501
Prepaid expenses	66,731	35,721
Prepaid finance fees	583,615	-
Prepaid employment contract	-	45,893
Total Current Assets	2,460,809	2,086,526
Fixed Assets
Equipment	244,736	221,726
Furniture and fixtures	66,177	59,753
Leasehold improvements	1,006,745	679,600
	1,317,657	961,080
Less accumulated depreciation	(246,514)	(178,176)
	1,071,143	782,904
Other Assets
Discount on Convertible Notes Payable	69,813	110,732
Deferred taxes	-	540,000
Prepaid employment bonus	-	75,000
Deposits	71,939	64,346
Goodwill	865,309	865,309
	1,007,061	1,655,387
	$4,539,013	$4,524,817
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$475,408	$423,244
Accrued payroll	10,997	8,500
Interest payable	196,380	82,800
Withheld and accrued taxes	1,953	4,704
Unearned revenues	670,205	639,472
Line of credit	837,904	800,000
Current portion of long term debt	3,150,000	2,032,500
Total Current Liabilities	5,342,847	3,991,221

Derivative Liability	1,358,557	-
Stockholders' Equity
Series A preferred stock	-	-
Common stock	3,952	3,752
Additional paid in capital	2,289,621	2,222,621
Accumulated other comprehensive income	(599,938)
Retained income	(3,856,026)	(1,692,777)
Subscription receivable	-	-
	(2,162,391)	533,596
	$4,539,013	$4,524,817
See accompanying notes to financial statements.

XA, Inc. and Subsidiary
CONSOLIDATED INCOME STATEMENT
For the Quarters Ended June 30, 2007 and 2006

	2nd Quarter	Year-to-date	2nd Quarter	Year-to-date
	2007	2007	2006	2006

Revenues
Sales	$2,801,143	$4,850,479	$2,350,319	$5,391,070

Cost of goods sold
Direct production costs	1,584,918	2,523,709	1,316,218	3,152,348

Gross profit	1,216,225	2,326,771	1,034,102	2,238,722

Administrative expense
Administrative	1,161,267	2,420,895	1,155,550	2,343,517

Income from operations	54,958	(94,125)	(121,448)	(104,795)

Other income and expenses
Other income	-	-	2,321	5,018
Other expenses	(254,579)	(352,318)	(99,443)	(183,419)
	(254,579)	(352,318)	(97,122)	(178,401)
Income before taxes	(199,621)	(446,443)	(218,571)	(283,196)

Tax provisions
Tax provisions	-	-	-	-

Net (Loss) Income	(199,621)	(446,443)	$(218,571)	$(283,196)

Other Comprehensive Income
Decrease in fair value
of derivatives	(73,144)	(896,059)

Net Comprehensive (Loss) Income	$(272,765)	$(1,342,502)

Loss per Share
Average shares outstanding	3,952,250	3,952,250
Net Loss	$(0.05)	$(0.11)
Other Comprehensive Loss	$(0.02)	$(0.23)
Net Comprehensive Loss	$(0.07)	$(0.34)

See accompanying notes to financial statements.

XA, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from January 1, 2005 through June 30, 2007						Accumulated
					Additional	Other
	Series A Preferred Stock		Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance December 31, 2004	3	$-	3,516,250	$3,516	$2,170,532	$-	$(1,300,835)	$873,213
Shares issued for services	-	-	202,500	203	42,625	-		42,828
Net Loss	-	-	-	-	-	-	(109,646)	(109,646)
Balance December 31, 2005	3	-	3,718,750	3,719	2,213,157		(1,410,481)	806,395
Shares issued for services	-	-	108,500	108	51,589	-	-	51,697
Shares issued for debt	-	-	125,000	125	24,875	-	-	25,000
Purchase and retirement of
Preferred shares	(1)	-	-	-	-	-	(7,500)	(7,500)
Net Other Comprehensive Loss	-	-	-	-	-	296,121	(1,991,602)	(1,695,481)
Balance December 31, 2006	2	-	3,952,250	3,952	2,289,621	296,121	(3,409,583)	(819,889)
Retirement of preferred shares	(2)	-	-	-	-	-	-	-
Net Other Comprehensive Loss	-	-	-	-	-	(822,915)	(246,822)	(1,069,737)
Balance March 31, 2007	-	-	3,952,250	3,952	2,289,621	(526,794)	(3,656,405)	(1,889,626)
Net Other Comprehensive Loss	-	-	-	-	-	(73,144)	(199,621)	(272,765)
Balance June 30, 2007	-	$-	3,952,250	$3,952	$2,289,621	$(599,938)	$(3,856,026)	$(2,162,391)

See accompanying notes to financial statements.

XA, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Quarters Ended June 30, 2007 and 2006
	2nd Quarter	Year to date	2nd Quarter	Year to date
	2007	2007	2006	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(199,621)	$(446,443)	$(217,671)	$(282,296)
Adjustments to reconcile net earnings to net
Cash provided (used) by operating activities:
Provision for deferred taxes	-	-	-	-
Depreciation	17,326	34,653	16,721	25,663
Amortization of Discounts on Notes Payable	149,595	210,195	33,307	66,614
Stock for services	-	-	-	9,497
Changes in Current assets and liabilities:
(Increase) Decrease in Accounts receivable	(134,790)	(508,779)	(276,725)	233,147
(Increase) Decrease in Work in process	(98,555)	(598,604)	318,697	277,061
(Increase) Decrease in Prepaid expenses	(28,900)	114,250	(12,040)	1,204
(Increase) Decrease in Officers loans	-	-	-	-
(Increase) in Prepaid employment contracts	-	-	21,787	43,574
(Decrease) Increase in Accounts payable	211,198	27,842	219,731	(22,742)
(Decrease) Increase in Accrued payroll	10,997	10,997	6,800	8,500
(Decrease) Increase in Accrued interest	100,620	93,620	41,400	21,324
(Decrease) in Withheld and accrued taxes	(896)	(1,778)	1,111	233
Increase (Decrease) in Unearned revenue	(138,922)	503,294	(354,375)	(582,757)
NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES	(111,948)	(560,753)	(201,257)	(200,978)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed assets	-	(2,000)	(381,117)	(672,795)
Increase in Goodwill	-	-	-	-
(Increase) Decrease in Deposits	-	1,700	(500)	8,366
NET CASH (USED) BY INVESTING
ACTIVITIES	-	(300)	(381,617)	(664,429)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	-	-	-
Sale of Warrants
(Increase) Decrease in Discounts on Convertible Notes
Increase in Line of credit			500,000	800,000
Payments on Line of credit	(428,750)	(28,763)
Increase in current debt	450,000	450,000	-	-
Payments on Long - term debt	-	-	-	-
NET CASH USED BY
FINANCING ACTIVITIES	21,250	421,237	500,000	800,000

NET INCREASE (DECREASE) IN CASH	(90,698)	(139,816)	(82,874)	(65,407)
CASH ACQUIRED IN ACQUISITION	-	-	-	-
CASH AT BEGINNING OF PERIOD	323,508	372,626	612,939	595,472
CASH AT END OF PERIOD	$232,810	$232,810	$530,065	$530,065

See accompanying notes to financial statements.

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

June 30, 2007

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

June 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Depreciation expense for the quarter and year to date ended June 30, 2007 and 2006 was $17,327, $34,653, $16,721 and $25,663 respectively.

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

The estimated tax provision at June 30, 2007 and 2006 consists of the following:

	2007	2006

Federal	$ -0-	$ -0-
State	-0-	-0-

	$ -0-	$ -0-

The Company has net loss carry forwards of approximately $3,750,000 that begin to expire  in  2020  for  federal  taxes  and  2017  for  state  taxes.

USE OF ESTIMATES

The preparation of consolidated  financial  statements  in  conformity  with generally accepted  accounting principles requires management to make estimates and  assumptions  that  affect certain  reported  amounts  and  disclosures.  Accordingly, actual results could differ from those estimates.

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

CONCENTRATION OF CREDIT RISKS

During 2007 and 2006 and  at  June 30, 2007 and 2006, the Company had deposits  in  banks  in  excess  of  the  FDIC  insurance  limit.

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

In connection with the August 8, September 26, October 23, 2006 and June 2007, notes, the Discount on Convertible Notes Payable represents costs the Company incurred in connection with the new convertible promissory notes.  These costs will be amortized over the life of the notes on a straight-line basis.

Amortization expense for the quarter and year to date ended June 30, 2007 and 2006 was $149,595, $210,195, $33,307 and $66,614 respectively.

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

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

NOTE 3 - NOTES PAYABLE - CONTINUED

The agreement required the payment of a $5,000 commitment fee.  The balance outstanding under this  agreement  at  June 30,  2007  and  2006  was  $0  and  $0  respectively.

On June 1, 2006, the Company converted $800,000 of its line of credit to a construction loan.  The line of credit agreement was amended to $750,000.  The Company is in violation of one of the negative covenants of this loan concerning profitability.  The lender is aware of the violation and has taken no action to date.  The loan is due December 1, 2007.  The balance outstanding on these agreements was $0 and $800,000 at June 30, 2007 and 2006 respectively.

On June 30, 2007, the Company entered into a Line of Credit agreement with a bank for $600,000.  The note was due October 15, 2007.  Interest varies at 2.25% over the Bank's prime rate.  The balance outstanding at June 30, 2007 and 2006 was $571,232 and $0 respectively.

On June 30, 2007, the Company entered into a Line of Credit agreement with a bank for $266,672.  The note is due in tow payment of $66,666 due July 30, 2007 and a final payment of $200,006 due July 31, 2007.  Interest varies at 2.25% over the Bank’s prime rate.  The balance outstanding at June 30, 2007 and 2006 was $266,672 and $0 respectively.  The two July 2007 payments had not been made as of August 14, 2007.

LONG TERM DEBT - On June 29, 2004 the Company entered into a Convertible Promissory Note agreement with 5 unrelated entities.  The terms of the 5 notes are identical. The interest rate is 6%.  The notes are convertible into the Company's common stock at a conversion rate of $2.00 per share.  Conversion is at the Company's option.  However, if the Company requests conversion it must convert with registered stock.  The holder also received Class A and Class B Warrants (Note4) and purchased an additional $1,250,000 of convertible promissory notes on September 13, 2004.  The June 29, 2004 note was paid in full on August 8, 2006. The balance of these  notes  were  paid  in  2006.

On September 13, 2004, note holders with $267,500 due converted these notes into 1,076,693 pre-reverse split shares of the Company's common stock in accordance with the note agreement.  On November 1, 2004, note holders with $200,000 due converted these notes into 811,533 pre-reverse split shares of the Company's common stock in accordance with the note agreement.  The September 13, 2004 note was paid in 2006.  The balance outstanding was $0 and $2,032,500 at June 30, 2007 and 2006 respectively.

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

NOTE 3 - NOTES PAYABLE - CONTINUED

On June 26, 2006, the Company entered into a Securities Purchase Agreement with a group of  venture capital lenders and sold 11% Senior Subordinated Secured Convertible Promissory Notes in the amount of $1,250,000, five year warrants at an  exercise  price  of $1.10 per share and a conversion feature.  The exercise price of the warrants was changed in June 2007 to $0.30 per share.  In accordance with EITF 00-27 the estimated value of the conversion feature is $193,483.  The value  was  determined using the Black-Scholes pricing model under the following assumptions:  life  of  15  months,  risk free interest rate of 5.0%, a dividend yield  of  0%  and  volatility  of  11%.  The face amount of these notes of $1,443,483 was allocated between notes payable of $1,250,000 and the conversion feature of $193,483.  The conversion feature is being amortized over the term of the notes.  The notes are secured by all the assets of the Company and are due November 8, 2007.  The balance outstanding at June 30, 2007 and 2006 was $1,250,000 and $0 respectively.

On September 26, 2006, the Company entered into a Securities Purchase Agreement with a group of venture capital lenders and sold 11% Senior Subordinated Secured Convertible Promissory Notes in the amount of $1,450,000, five year warrants at an exercise price of $1.10 per share and a conversion feature.  The exercise price of the warrants was changed in June 2007 to $0.30 per share.  In accordance with EITF 00-27 the estimated value of the conversion feature is $16,155.  The value was determined using the Black-Scholes pricing  model under the following assumptions:  life  of  15  months,  risk free interest rate of 5.0%, a dividend yield  of  0%  and  volatility  of  11%.  The face amount of these notes of $216,155 was allocated between notes payable of $200,000 and the conversion feature of $16,155.  The conversion feature is being amortized over the term of the notes.  The notes are secured by a second position on all the assets of the Company with $200,000 due December 26, 2007.  The due date was extended in June 2007 to June 2008.  The balance outstanding at June 30, 2007 and 2006 was $200,000 and $0 respectively.

On October 23, 2006, the Company entered into a Securities Purchase Agreement with a group of venture capital lenders and sold 11% Senior Subordinated Secured Convertible Promissory Notes in the amount of $1,250,000, five year warrants at an exercise price of $1.10 per share and a conversion feature.  The exercise price of the warrants was changed in June 2007 to $0.30 per share.  In accordance with EITF 00-27 the estimated value of the conversion feature is $100,967.  The value was determined using the Black-Scholes pricing  model under the following assumptions:  life  of  15  months,  risk free interest rate of 5.0%, a dividend yield  of  0%  and  volatility  of  0.1%.  The face amount of these notes of $1,350,967 was allocated between notes payable of $1,250,000 and the conversion feature of $100,967.  The conversion feature is being amortized over the term of the notes.  The notes are secured by a second position on all the assets.

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

NOTE 3 - NOTES PAYABLE - CONTINUED

 of the Company with $1,250,000 due January 23, 2008.  The due date was extended in June 2007 to June 2008.  The balance outstanding at June 30, 2007 and 2006 was $1,250,000 and $0 respectively.

The notes will automatically convert to shares of common stock at the conversion price when the Company completes a private offering of its equity securities and receives  gross  proceeds  of no less than $3,000,000, with a effective purchase price of $1.50 per share and the Company has completed an effective registration statement  covering  the  resale  of  the  conversion  shares.

On June 11, 22 and 29, 2007, the Company entered into a Securities Purchase Agreement with two individuals and two venture capital groups and sold 11% Senior Subordinated Secured Convertible Promissory Notes in the total amount of $450,000, five year warrants at an exercise price of $0.30 per share and a conversion factor.  In accordance with EITF 00-27 the estimated value of the conversion feature is $400,068.  The value was determined using the Black-Scholes pricing  model under the following assumptions:  life  of  12  months,  risk free interest rate of 5.0%, a dividend yield  of  0%  and  volatility  of  0.1%.  The face amount of these notes of $850,068 was allocated between notes payable of $450,000 and the conversion feature of $400,068.  The conversion feature is being amortized over the term of the notes.  The notes are secured by a first position on all the assets of the Company with $1,250,000 due in June 2008.  The balance outstanding at June 30, 2007 and 2006 was $450,000 and $0 respectively.

Total Long-Term debt at June 30, 2007, is as follows:
2007
Total term debt	$3,150,000
Less Current portion	(3,150,000)

Long-term debt	$ -0-

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

COMMON STOCK

On December 19, 2005 the shareholders of the Company increased the total authorized shares of common stock to 20,000,000 with a par value of $.001 per share.  The Company had 3,952,250 and 3,752,250 shares outstanding at June 30, 2007 and 2006 respectively.

STOCK WARRANTS

The Company has issued warrants to the now retired 6% note holders for 250,000 shares of common stock.  The purchase price of the shares is $9.60.  The warrants expire June 30, 2008.  These warrants remain outstanding at June 30, 2007.

The Company has issued warrants to its employees for 490,000 shares of common stock.  The purchase price of the shares is $0.34.  The warrants expire June 19, 2009.  These warrants remain outstanding at June 30, 2007.

The Company has issued warrants to the June 26, September 26, and October 23, 2006 Convertible securities for 433,333 shares of common stock at $0.30 and for 392,500 shares of common stock at $1.10, which were re-priced in June 2007, to $0.30 per share.  The warrants expire in August and November 2011.  These warrants remain outstanding at June 30, 2007.

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

STOCK WARRANTS - CONTINUED

The Company has issued warrants during 2006 in connection with services rendered for 766,667 shares of common stock at $0.30.  The warrants expire in August and November 2011.  These warrants remain outstanding at June 30, 2007.

The Company has issued warrants during 2006 to two of its executives for 1,500,000 shares of common stock at $0.75 per share.  These warrants have a vesting schedule and start vesting 12 months after the filing of an effective registration statement covering the resale of the common stock the 11% notes are convertible into.  These warrants remain outstanding at June 30, 2007.

The Company has issued warrants to the June 11, 22, 29, 2007 Convertible securities for 450,000 shares of common stock at $0.30.  The warrants expire in June 2012.  These warrants remain outstanding at June 30, 2007.

NOTE5 - COMMITMENTS

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

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

NOTE5- COMMITMENTS - CONTINUED

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

June 30, 2007

NOTE5- COMMITMENTS - CONTINUED

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

On August 30, 2006 the Company entered into a 36 month lease for warehouse space in Chicago.  The lease payments are $4,750 per month.

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

NOTE5- COMMITMENTS - CONTINUED

Future minimum payments due under these lease agreements are as follows:

2007	$618,789
2008	$558,594
2009	$531,717
2010	$502,240
2011	$450,321

NOTE 6 – GOING CONCERN

The Company has suffered significant losses.  This combined with the secured and subordinated notes payable that are due in June 2008 raise substantial doubts concerning its ability to continue as a going concern. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing.  Management has plans to increase revenues over the next year which should increase cash flows from operations.  It also feels it can raise additional capital, and meet the conditions that will allow the 11% notes to be converted into common stock.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF XA, INC. ("XA", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2007.

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

In June 2004, the Company entered into a Subscription Agreement with Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, Whalehaven Funds Limited, Greenwich Growth Fund Limited and Genesis Microcap Inc. (collectively the "6% Note Purchasers") to purchase convertible promissory notes having an aggregate principal amount of $2,500,000, $1,250,000 of which was sold on June 30, 2006 (the "First Tranche" and $1,250,000 which was sold in September 13, 2006 (the "Second Tranche"), which had a 6% annual interest rate, and a conversion price of $0.25 per share (the " 6% Notes"). Following the reverse stock split on December 9, 2004, the conversion price of the 6% Notes would have been $5.00 per share, however, the Company agreed to change the conversion price of the 6% Notes to $2.00 per share. The Subscription Agreement also provided for the issuance of warrants to purchase up to an aggregate of 250,000 shares of Common Stock, with an exercise price of $9.60 per share (the "Class A Warrants"), and warrants to purchase up to an aggregate of 500,000 shares of Common Stock, with an exercise price of $5.00 per share (the "Class B Warrants"). The Company did not agree to change the exercise price of the Class A Warrants or the exercise price of the Class B Warrants. The Class A Warrants expire Four (4) years from the date they were issued. The Class B Warrants have expired and no Class B Warrants were ever exercised by the 6% Note Purchasers.  The Class A Warrants were automatically re-priced in connection with the Follow On Funding, described below, and as such currently have an exercise price of $0.30 per share.

Of the $2,500,000 in Convertible 6% Notes issued to the Note Holders, $467,500 in principal and $4,555.67 in interest were converted into a total of 94,412 post split shares, leaving $2,032,500 (not including any accrued interest) of principal remaining under the 6% Notes as of June 30, 2006, when the First Tranche was due. We used $1,047,000 of the funds raised through the August 2006 Funding (as defined below) to repay the First Tranche and used $1,030,575 of the funds raised through the September and October 2006 Fundings (as defined below) to repay the amount we owed under the Second Tranche. As such, as of the date of this filing, we have repaid all of the amounts due to the 6% Note Purchasers under the 6% Notes.

On August 8, 2006 (the "Closing"), we entered into a Securities Purchase Agreement (the "Purchase Agreement") with Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital II LLC, Sands Brothers Venture Capital III LLC, Sands Brothers Venture Capital IV LLC, and Katie & Adam Bridge Partners, L.P. (each a "The Sands Brothers Purchasers"), pursuant to which we sold the Sands Brothers Purchasers 11% Senior Subordinated Secured Convertible Promissory Notes in the aggregate principal amount of $1,250,000 (collectively the "Senior Notes") and five (5) year warrants to purchase an aggregate of one hundred and seventy-five thousand (175,000) shares of our common stock at an exercise price of $1.10 per share (the "Warrants" and collectively with the Senior Notes, the "Securities" and the entire transaction is defined herein as the "August 2006 Funding").

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

On or about June 11, 2007, we entered into Securities Purchase Agreements with Andersen and Higbee (the “Follow On Andersen and Higbee Purchase Agreements”), two individuals ("Andersen" and "Higbee"). Pursuant to the Andersen and Higbee Securities Purchase Agreements, we sold Andersen and Higbee $25,000 in twelve (12) month, 11% Senior Subordinated Secured Convertible Promissory Notes each (the "Follow On Andersen and Higbee Notes"), and granted each of them twenty-five thousand (25,000) five year warrants to purchase shares of our common stock at an exercise price of $0.30 per share (the "Follow On Andersen and Higbee Warrants," and collectively the “Andersen and Higbee Follow On Funding”).

On or about June 22, 2007, we entered into a Securities Purchase Agreement (the "Follow On Sands Brothers Purchase Agreement") with The Sands Brothers Purchasers, pursuant to which we sold such Sands Brothers Purchasers twelve (12) month, 11% Senior Subordinated Secured Convertible Promissory Notes in the aggregate principal amount of $200,000 (collectively the "Follow On Sands Brothers Notes") and five (5) year warrants to purchase an aggregate of two hundred thousand (200,000) shares of our common stock at an exercise price of $0.30 per share (the "The Follow On Sands Brothers Warrants," and collectively the “Sands Brothers Follow On Funding”).

On or about June 29, 2007, we entered into a Securities Purchase Agreement with Vision, and collectively with Andersen and Higbee and the Sands Brothers Purchasers, the "Purchasers”). Pursuant to the Securities Purchase Agreement with Vision (collectively with the Andersen and Higbee Purchase Agreements and the Sands Brothers Purchase Agreement, the "Follow On Funding Purchase Agreements"), we sold Vision $200,000 in twelve (12) month, 11% Senior Subordinated Secured Convertible Promissory Notes (the "Follow On Vision Note," and collectively with the Follow On Andersen and Higbee Notes and the Follow On Sands Brothers Notes, the "Follow On Notes") and granted Vision two hundred thousand (200,000) five year warrants to purchase shares of our common stock at $0.30 per share (the “Follow On Visions Warrants,” and collectively the Follow On Andersen and Higbee Warrants, and the Follow On Sands Brothers Warrants, the “Follow On Warrants,” and the “Follow On Vision Funding,” and collectively with the Andersen and Higbee Follow On Funding and the Sands Brothers Follow On Funding, the “Follow On Funding”).

Although as originally executed, the Andersen and Higbee Follow On Funding agreements had slightly different terms and provisions than the Sands Brothers Follow On Funding and the Vision Follow On Funding documents, we subsequently agreed to conform the Andersen and Higbee Follow On Funding documents to the Sands Brothers Follow On Funding and Vision Follow On Funding documents, as described herein, and as a result, Andersen and Higbee, the Sands Brothers Purchasers and Vision all are parties to substantially identical Follow On Funding documents, varying only in connection with the dates of such documents and the accompanying Maturity Date of such Follow On Notes .

The Senior Notes, Second Funding Senior Notes, Follow On Notes, Warrants, Second Funding Warrants (as well as the MVI and Venture Warrants), and the Follow On Notes contain certain anti-dilution provisions, which provide that if we issue or sell any additional shares of common stock (including convertible shares of common stock and/or options or warrants to purchase shares of common stock) other than as a dividend or other distribution (a "Dilutive Issuance") at less than the Conversion Price or Exercise Price then in effect, the Conversion Price or Exercise Price shall be automatically reduced to the lower Effective Price (as defined in the Senior Notes, Second Funding Senior Notes, Follow On Notes, Warrants, Second Funding Warrants and Follow On Warrants) of the issuance and/or sale. However, Purchasers have agreed to waive such anti-dilution provision in connection with the issuance of up to 250,000 shares for professional services, of which we have issued an aggregate of 125,000 shares, and we have agreed to issue an additional 25,000 shares to date, and 100,000 warrants have been granted to date to purchase shares at $0.30 per share (collectively the "Excepted Issuances").  As a result, we have used up all of the Excepted Issuances.  However, because the issuance of the Follow On Warrants were not included in the Excepted Issuances as provided in the Prior $1.10 Warrants, the exercise price of such Prior $1.10 Warrants was automatically reset to $0.30 in connection with the grant of the Follow On Warrants (the “Purchaser Re-pricing”). Additionally, because the issuance of the Follow On Warrants was not waived by the holders of our Class A Warrants, exercisable for $9.60 per share, which were granted on June 30, 2004 in connection with a sale of 6% Convertible Notes on that date, such Class A Warrants were automatically re-priced, pursuant to their anti-dilution provisions to $0.30 per share (the “Class A Re-pricing” and collectively with the Purchaser Re-pricing, the “Re-pricings”).

Our repayment of the Senior Notes, Second Funding Senior Notes and Follow On Notes and any accrued interest thereon is secured by a security interest in substantially all of our assets, which we granted to the Purchasers pursuant to a Security Agreement (the "Security Agreement"), which we entered into with the Purchasers, Second Funding Purchasers and Follow On Funding Purchasers at the closings. Additionally in September 2006, the Sands Brothers Purchasers entered into an Acknowledgment of Rights Agreement with us, whereby they agreed that their security interest rights in our assets would be pari passu with the rights of Higbee, Andersen and Vision.

We also granted the Purchasers, Venture and MVI (as defined below) registration rights in connection with the shares of common stock issuable in connection with the conversion of the Senior Notes, Second Funding Senior Notes, and Follow On Notes and the exercise of the Warrants, the Second Funding Warrants, the MVI Warrants, the Venture Warrants (as defined below), and the Follow On Warrants collectively the "Underlying Shares"), pursuant to our entry into Registration Rights Agreements, which we entered into at the closings, which were later superseded by Registration Rights agreements entered into with the Purchasers in June 2007 (the "Registration Rights Agreements").

Furthermore, pursuant to the Purchase Agreement, we agreed to grant the Purchasers the right to appoint one Director to our Board of Directors (or a Board Advisory Seat to observe at all board meetings). In the event such purchasers desire to exercise such right to appoint a Director, our Board of Directors will be increased to five (5) members.

Prior to our entry into the Purchase Agreement and the Second Funding Purchase Agreements, and the consummation of the funding, we received waivers from LaSalle Bank National Association to approve the fundings, whom we currently owe approximately $842,980 pursuant to a revolving line of credit and a construction loan with LaSalle Bank National Association, as described below. Additionally, we received the waiver of the 6% Note Purchasers, ,who purchased the 6% Convertible Notes in June and September 2004, to approve the funding and waive our previous default under the 6% Convertible Notes (described in greater detail below) pursuant to our entry into a Waiver of Rights Agreement with the 6% Note Purchasers on July 17, 2006, with an effective date of June 30, 2006, which Waiver of Rights Agreement was later extended by the 6% Note Purchasers until August 9, 2006 in connection with the August 2006 Funding, and our entry into two additional Waiver of Rights Agreements with the 6% Note Purchasers, the Second Waiver Agreement and the Third Waiver Agreement (as described herein).  However, the 6% Note Purchasers did not consent to the issuance of convertible notes and warrants in connection with the Follow On Funding, and as such, the exercise price of the Class A Warrants held by the 6% Note Purchasers has automatically reset to $0.30 per share in connection with the issuance of the Follow On Warrants.

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

The Senior Notes, warrants, closing and related agreements are described in greater detail in our Form 8-K filing, which we filed with the Commission on August 15, 2006, and the Second Funding Senior Notes, Second Funding Warrants and related agreements are described in greater detail in our Form 8-K filing, which we filed with the Commission on November 1, 2006.  The Follow On Notes are described in greater detail in our Form 8-K filing which we filed with the Commission on July 12, 2007.

Registration Rights Agreement

In connection with each of the Follow On Funding transactions, we entered into Registration Rights Agreements with each of the Purchasers, which replaced and superseded the prior Registration Rights Agreements entered into between the Purchasers and us in August, September and October 2006, respectively, in connection with the sale of the Senior Notes and Second Funding Notes to such Purchasers and the grant of an aggregate of 392,500 warrants to purchase shares of our common stock at an exercise price of $1.10 per share (the “Prior $1.10 Warrants,” which have been re-priced in connection with the Follow On Funding to $0.30 per share) and an aggregate of 1,100,000 warrants to purchase shares of our common stock at an exercise price of $0.30 per share (the “Prior $0.30 Warrants,” and collectively with the Prior $1.10 Warrants, the “Prior Warrants”), to such Purchasers and Mastodon Ventures, Inc., as a consultant to us and the Purchasers in connection with the Prior Funding (the “Follow On Rights Agreements”). The Follow On Rights Agreements provided the Purchasers and Mastodon Ventures, Inc. and its assigns, registration rights in connection with the shares that the Senior Notes, Second Funding Notes and the Follow On Notes are convertible into and the Follow On Warrants and Prior Warrants are exercisable for (the “Registrable Securities”).

Pursuant to the Follow On Rights Agreements, we agreed to register the Registrable Securities on a Form SB-2 registration statement with the Securities and Exchange Commission (the "Commission" and the "Registration Statement") pursuant to the deadlines discussed below. We agreed that in the event that the planned private offering of our securities in which we receive gross proceeds of not less than $3,000,000 (the “Private Offering”) has not occurred within six (6) months of the date of the first Follow On Funding closing, June 11, 2007, which date is December 11, 2007, we would file the Registration Statement with the Commission within forty-five days of such six (6) month anniversary, January 25, 2008, and that we would obtain effectiveness of the Registration Statement no more than ninety (90) days after the date we are required to file such Registration Statement, or April 24, 2008 (the "Initial Registration Deadlines").

In the event that we are unable to register all of the Registrable Securities in one Registration Statement because of the applicability of Rule 415 of the Securities Act of 1933, as amended, the Purchasers, as well as Mastodon Ventures, Inc., which was issued Prior $0.30 Warrants in connection with the Prior Funding (collectively the “Registration Rights Holders”), have agreed that the number of shares we can register at any one time will be allocated pro rata to each of the Registration Rights Holders.

We and the Purchasers also agreed pursuant to the Follow On Rights Agreement, that in the event that we are not able to register all of the Registrable Securities, that we would use our best efforts to file additional Registration Statements to register the Registrable Securities that were not registered in any initial Registration Statement as promptly as possible and in a manner permitted by the Commission (each an “Additional Registration Statement”). We agreed to file any Additional Registration Statement within the earlier of (i) sixty (60) days following the sale of substantially all of the Registrable Securities included in the initial Registration Statement or any Additional Registration Statement and (ii) six (6) months following the effective date of the initial Registration Statement or any Additional Registration Statement, or such earlier date as permitted by the Commission. We also agreed that if we are required to file any Additional Registration Statement, that we would file such Additional Registration Statement within thirty (30) days and use our best efforts to obtain effectiveness of such Additional Registration Statement within ninety (90) days of such filing date (the “Additional Registration Deadlines,” and collectively with the Initial Registration Deadlines, the “Registration Deadlines”).

If we fail to obtain effectiveness of any required Registration Statement by the applicable Registration Deadlines, or after such effectiveness the Purchasers are unable to sell the Registrable Securities, due to any reason other than the Commission’s application of Rule 415, we are obligated, pursuant to the Follow On Rights Agreements, to pay the Purchasers an amount in cash equal to two (2%) of the total principal amount of the Prior Notes and the Follow On Notes ($63,000), for each thirty (30) day period which the Registration Deadlines are not met or the Purchasers are unable to sell the Underlying Shares. If we fail to pay such damages within five (5) days of the date payable, we are required to pay interest on the amount payable at the rate of eighteen percent (18%) per annum, accruing daily until such amounts are paid in full.

Waiver of Rights Agreement

We entered into a Waiver of Rights Agreement with the Purchasers, Mastodon Ventures, Inc. and its assigns, dated on or around June 22, 2007, pursuant to which we and the Purchasers agreed to the Re-pricings; agreed that the Conversion Price of the Prior Notes (as defined therein) would be equal to the Conversion Price of the Follow On Notes; and the Purchasers agreed to waive any defaults which may have occurred in connection with our failure to meet the required date of effectiveness of our registration statement filing, as was required under the prior Rights Agreements, which have since been superseded and replaced in their entirety by the Follow On Rights Agreements.

First Amendments to Prior Notes

A required term of the Follow On Funding was that each of the Purchasers agree that the maturity date of the Prior Notes (the August, September and October 2006 notes) which they hold would be extended to the maturity dates of the Follow On Notes which they hold. The amendment and extension to each of the Purchaser’s Prior Notes was accomplished by each of the Purchasers entry into a First Amendment to the 11% Senior Secured Convertible Promissory Notes with us, on or around the date of their purchases of the Follow On Notes (and in the case of Andersen and Higbee, on or around the date they entered into conforming documents with us, as described above, (the “Note Amendments”)). Pursuant to the Note Amendments, each of the Purchasers agreed that the maturity date of the Prior Notes which they hold would be extended to the maturity date of their respective Follow On Notes. For example, the maturity date of Vision’s Prior Note in the amount of $1,250,000, was extended until the maturity date of the Follow On Vision Note, June 29, 2008.

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

Amended Consulting Agreement

On March 8, 2007, with an effective date of August 1, 2006, Joseph Wagner, our Chief Executive Officer, President, Chairman and Secretary entered into a First Amendment to Consulting Agreement with us, which amended and replaced his sixty (60) month Consulting Agreement entered into with us in August 2006, effective as of August 1, 2006, which Consulting Agreement replaced a prior Consulting Agreement entered into between us and Mr. Wagner with an effective date of August 1, 2004.

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

XA planned over 100 events during the three months ended March 31, 2007, for clients such as Sports Illustrated, Moet Hennessey, McDonald's Corporation (NYSE:MCD), Cookie Magazine, National Geographic, McGraw Hill, Walt Disney Company (NYSE:DIS), Pepsi (NSYE:PBG), Unicef, NBC Universal, Heitman and Vogue.

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

 Creative Talent

A primary value that XA brings to its clients is the creative talent, energy and commitment of its employees. XA seeks to attract and retain the best personnel by developing attractive compensation, benefits and training programs and providing long-term career opportunities that its smaller competitors cannot duplicate. XA has approximately eighty-two (82) employees, of whom approximately fifty (50) are part-time employees and thirty-two (32) are full-time employees.

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

We also plan to fuel our growth through a broader, carefully designed growth strategy that includes extending relationships with existing clients, building new client relationships, expanding our international client base, making selected infrastructure acquisitions, and expanding our media services. We believe that substantial opportunities exist to expand relationships with existing clients by cross-selling the full range of our services, building out our national office network and expanding our service offerings, particularly with respect to our events, multimedia and corporate branding capabilities. We will seek to capitalize on the services provided to one division or operation of a client by selling our services to other divisions or operations, including their foreign operations. We have also initiated advertising and public relations programs to enhance our brand recognition in the marketplace.

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

We believe that the events industry revolves on a competitive axis based on service breadth and quality, creativity, responsiveness, geographic proximity to clients, and price. Most vendors of outsourced event services are small, local companies that cannot provide the wide range of services, international coverage, creative talent, purchasing power and technological capabilities required by large corporations and associations. As a vertically integrated service provider we believe that we will be able to offer a comprehensive solution to these organizations with the assurance of a high quality of service and the opportunity to form a long-term relationship.

We differentiate ourselves from our competitors by offering a single source solution to the market for business communication and event management services on a national basis, employing creative, energetic professionals, and centralizing our administration and purchasing functions.

COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

We had sales of $2,801,143 for the three months ended June 30, 2007, compared to sales of $2,350,319 for the three months ended June 30, 2006, an increase in sales from the prior period of $450,823 or 19.2%. The increase in sales was mainly due to new client acquisitions during the three months ended June 30, 2007, including McGraw Hill and NBC Universal. Our sales vary quarter to quarter based on the number of programs and events we plan during those quarters.

We had cost of goods sold relating to direct production costs of $1,584,918 for the three months ended June 30, 2007, compared to cost of goods sold relating to direct production costs of $1,316,218 for the three months ended June 30, 2006, an increase in cost of goods sold from the prior period of $268,700 or 20.4%.  The increase in cost of goods sold was directly attributable to our increase in sales for the three months ended June 30, 2007, compared to the prior period.

Cost of goods sold as a percentage of sales was 56.6% for the three months ended June 30, 2007, compared to 56.0% for the three months ended June 30, 2006, an increase in costs of goods sold as a percentage of sales of 0.6% from the prior period.

We had gross profit of $1,216,225 for the three months ended June 30, 2007, compared to gross profit of $1,034,102 for the three months ended June 30, 2006, an increase in gross profit of $182,123 or 17.6% from the prior period. The increase in gross profit was due to the 19.2% increase in sales offset by the 20.4% increase in direct production costs.

We had administrative expenses of $1,161,267 for the three months ended June 30, 2007, compared to administrative expenses of $1,155,550 for the three months ended June 30, 2006, an increase in administrative expenses of $5,717 or 0.5% from the prior period.  Administrative expenses for the three months ended June 30, 2007, mainly included insurance expenses, legal expenses, accounting expenses, rent, and salaries and wages.

We had income from operations of $54,958 for the three months ended June 30, 2007, compared to a loss from operations of $121,448 for the three months ended June 30, 2006, an increase in income from operations of $176,407 or 145.3% from the prior period. The increase in income from operations was attributable to the $182,123 or 17.6% increase in gross profit, which was offset by the $5,717 or 0.5% increase in administrative expenses for the three months ended June 30, 2007, compared to the prior period.

We had net other expenses for the three months ended June 30, 2007, of $254,579, compared to net other expenses of $97,122 for the three months ended June 30, 2006, an increase in net other expenses of $157,457 or 162.1% from the prior period. The main reason for the increase in net other expenses was a $155,136 or 156% increase in other expenses, to $254,579 for the three months ended June 30, 2007, compared to $99,443 for the three months ended June 30, 2006 in connection with various expenses associated with our capital campaign and financing and interest on our outstanding promissory notes, offset by a $2,321 decrease in other income for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

We had no tax provision adjustments for either the three months ended June 30, 2007 or June 30, 2006.

We had a net loss of $199,621 for the three months ended June 30, 2007, compared to a net loss of $218,571 for the three months ended June 30, 2006, a decrease in net loss of $18,950 or 8.7% from the prior period. The decrease in net loss was mainly attributable to the 19.2% increase in sales, which was offset by the 20.4% increase in cost of goods sold, the 0.5% increase in administrative expenses, and the 162.1% increase in net other expenses for the three months ended June 30, 2007, compared to the three months ended June 30, 2006.

We had other comprehensive loss for the three months ended June 30, 2007, of $73,144, mainly consisting of the decrease in the fair value of derivatives in connection with our August, September and October 2006, convertible notes, which loss was not present during the three months ended June 30, 2006, as those notes were not outstanding at that time.

We had net comprehensive loss of $272,765 for the three months ended June 30, 2007, compared to net comprehensive loss of $218,571 for the three months ended June 30, 2006, an increase in net comprehensive loss of $54,194 or 24.8%,which was due to $73,144 of decrease in fair value of derivatives.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

We had sales of $4,850,479 for the six months ended June 30, 2007, compared to sales of $5,391,070 for the six months ended June 30, 2006, a decrease in sales from the prior period of $540,591 or 10%. The decrease in sales was mainly due to cancellations of previously planned projects by LaSalle Bank National Association, during the six months ended June 30, 2007, which projects we were unable to replace with similarly sized projects during those periods.  Events planned for LaSalle made up a significant portion of our sales for the six months ended June 30, 2006.  Our sales vary quarter to quarter based on the number of programs and events we plan during those quarters.

We had cost of goods sold relating to direct production costs of $2,523,709 for the six months ended June 30, 2007, compared to cost of goods sold relating to direct production costs of $3,152,348 for the six months ended June 30, 2006, a decrease in cost of goods sold from the prior period of $628,639 or 19.9%.  The decrease in cost of goods sold was directly attributable to our decrease in sales for the six months ended June 30, 2007, compared to the prior period.

Cost of goods sold as a percentage of sales was 52% for the six months ended June 30, 2007, compared to 58.5% for the six months ended June 30, 2006, a decrease in costs of goods sold as a percentage of sales of 6.5% from the prior period, which decrease was in connection with leveraging vendor relationships to obtain better pricing terms during the six months ended June 30, 2007, as well as synergies between our subsidiaries.

We had gross profit of $2,326,771 for the six months ended June 30, 2007, compared to gross profit of $2,238,722 for the six months ended June 30, 2006, an increase in gross profit of $88,048 or 3.9% from the prior period. The increase in gross profit was due to the 19.9% decrease in costs of goods sold offset by the 10% decrease in sales.

We had administrative expenses of $2,420,895 for the six months ended June 30, 2007, compared to administrative expenses of $2,343,517 for the six months ended June 30, 2006, an increase in administrative expenses of $77,378 or 3.3% from the prior period.

The increase in administrative expenses was due to the increased expenses related to our launch of XA Scenes and our New York venue during the 2006 fiscal year, which increased expenses associated with the operations of the New York venue continued to be present during the six months ended June 30, 2007. Additionally attributing to higher expenses for the six months ended June 30, 2007, were increased legal fees in connection with the review and preparation of our Form SB-2 Registration Statement and legal fees in connection with the review, revision and finalization of our Follow On Funding documents during the six months ended June 30, 2007, as well as increased expenses with the addition of new marketing and business development personnel, which expenses were not present during the six months ended June 30, 2006.

We had loss from operations of $94,125 for the six months ended June 30, 2007, compared to a loss from operations of $104,795 for the six months ended June 30, 2006, a decrease in loss from operations of $10,670 or 10.2% from the prior period. The decrease in loss from operations was mainly attributable to the $88,048 or 3.9% increase in gross profit, which was not sufficiently offset by the $77,378 or 3.3% increase in administrative expenses for the six months ended June 30, 2007, compared to the prior period.

We had net other expenses for the six months ended June 30, 2007, of $352,318, compared to net other expenses of $178,401 for the six months ended June 30, 2006, an increase in net other expenses of $173,917 or 97.5% from the prior period. The main reason for the increase in net other expenses was a $168,899 or 92.1% increase in other expenses, to $352,318 for the six months ended June 30, 2007, compared to $183,419 for the six months ended June 30, 2006 in connection with various expenses associated with our capital campaign and financing and interest on our outstanding promissory notes, offset by a $5,018 decrease in other income for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

We had no tax provision adjustments for either the six months ended June 30, 2007 or June 30, 2006.

We had a net loss of $446,443 for the six months ended June 30, 2007, compared to a net loss of $283,196 for the six months ended June 30, 2006, an increase in net loss of $163,247 or 57.6% from the prior period. The increase in net loss was attributable to the 10% decrease in sales, which was offset by the 19.9% decrease in cost of goods sold, the 3.3% increase in administrative expenses, and the 97.5% increase in net other expenses for the six months ended June 30, 2007, compared to the six months ended June 30, 2006.

We had other comprehensive loss for the six months ended June 30, 2007, of $896,059, mainly consisting of the decrease in the fair value of derivatives in connection with our August, September and October 2006, convertible notes, which loss was not present during the six months ended June 30, 2006, as those notes were not outstanding at that time.

We had net comprehensive loss of $1,342,502 for the six months ended June 30, 2007, compared to net comprehensive loss of $283,196 for the six months ended June 30, 2006, an increase in net comprehensive loss of $1,059,306 or 374%, which was mainly due to $896,059 of decrease in fair value of derivatives.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $2,460,809 as of June 30, 2007, which included cash of $232,810; accounts receivable of $979,049; work in progress at cost of $598,604; prepaid expenses of $66,731; and prepaid finance fees in connection with the Purchasers’ Notes of $583,615.

We had net total fixed assets of $1,071,143 as of June 30, 2007, which included equipment of $244,736; furniture and fixtures of $66,177; and leasehold improvements of $1,006,745; which was offset by $246,514 of accumulated deprecation. Leasehold improvements mainly included the XA Scenes office space and venue rental in New York, improvements on that space, and equipment mainly includes equipment purchased in connection with the XA Scenes venue.

We had other assets of $1,007,062 as of June 30, 2007, which included $69,814 of discount on convertible notes payable; $71,939 of deposits; and $865,309 of goodwill.

We had total assets of $4,539,013 as of June 30, 2007.

We had total current liabilities of $5,342,847 as of June 30, 2007, which included $475,408 of accounts payable; $10,997 of accrued payroll, $196,380 of interest payable, which represents accrued and unpaid interest on 11% Convertible Notes; $1,953 of withheld and accrued taxes; $670,205 of unearned revenues; $837,904 of line of credit; and $3,150,000 of current portion of long term debt in connection with amounts owed to the Purchasers pursuant to the outstanding promissory notes.

We had derivative liability of $1,358,557 as of June 30, 2007, in connection with the outstanding notes owed to the Purchasers.

We had negative working capital of $2,882, 038 and a total retained deficit of $3,856,026 as of June 30, 2007.

We had net cash used by operating activities of $560,753 for the six months ended June 30, 2007, which was mainly due to $446,443 of net loss, $508,779 of increase in accounts receivable, $598,604 of increase in work in process, offset by $503,294 of increase in unearned revenues, $210,195 of amortization of discounts on notes payable and $114,250 of decrease in prepaid expenses.

We had $300 of net cash used by investing activities for the six months ended June 30, 2007, which was due to $2,000 of purchase of fixed assets offset by $1,700 of decrease in deposits.

We had $421,237 of net cash provided by financing activities during the six months ended June 30, 2007, which represented $450,000 of increase in current debt in connection with the sale of the Follow On Notes, which was offset by $28,763 of payments on our line of credit. The Company has a line of credit agreement which it entered into on August 12, 2004, with LaSalle Bank National Association ("LaSalle") for $750,000.  The line of credit was due August 12, 2005, and the interest varied at 0.25% over the prime rate. The Company's assets secure the line of credit. Prior to the expiration of the line of credit, the line of credit was renewed for another year and increased to $800,000. On or around June 30, 2007, the Company entered into a promissory note evidencing amounts owed under the line of credit, in the amount of $600,000, which promissory note bears interest at the rate of 2.25% above the prime rate then in affect, currently 10.5% with the prime rate at 8.25% as of the date of this filing.  Pursuant to the promissory note, we agreed that the full amount outstanding under the promissory note (including any accrued and unpaid interest) would be paid on October 15, 2007, and that we would make monthly payments of accrued interest on the amount outstanding under the promissory note on the first day of each month beginning on August 1, 2007, and ending on the due date of the promissory note. The total outstanding balance of the promissory note as of the filing of this report was $576,230, which included accrued and unpaid interest on the promissory note (the “Line of Credit”).

On June 1, 2006, we entered into a business loan for a loan of up to $750,000 with LaSalle, which loan bears interest at the prime rate plus 0.25% until paid.  The loan was originally due on June 30, 2007, but was extended by the parties entry into a promissory note on or around June 30, 2007.  The outstanding balance of the promissory note as of June 30, 2007 was $266,672.  The promissory note bears interest at the rate of 2.25% above the Prime Rate (currently equal to 10.5% with the Prime Rate at 8.25% as of the filing of this report).  Pursuant to the terms of the promissory note, we agreed to pay $66,666 on July 31, 2007; a payment of accrued interest under the promissory note on July 31, 2007; and one payment of principal and interest of approximately $200,064 on July 31, 2007.  We failed to make the required payments due under the promissory note pursuant to the payment schedule above, and as such, the interest rate of the funds due under the promissory note has increased by 2%, and such note is current accruing 12.5% in interest per annum.  We are currently in discussions with LaSalle regarding the repayment of the promissory note, and such, LaSalle has not declared a default under the note.  Moving forward, we plan to secure alternative bank financing to repay the amounts owed under the promissory note, of which there can be no assurance.

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

On or about June 11, 2007, we entered into Securities Purchase Agreements with Andersen and Higbee (the “Follow On Andersen and Higbee Purchase Agreements”), two individuals ("Andersen" and "Higbee"). Pursuant to the Andersen and Higbee Securities Purchase Agreements, we sold Andersen and Higbee $25,000 in twelve (12) month, 11% Senior Subordinated Secured Convertible Promissory Notes each (the "Follow On Andersen and Higbee Notes"), and granted each of them twenty-five thousand (25,000) five year warrants to purchase shares of our common stock at an exercise price of $0.30 per share (the "Follow On Andersen and Higbee Warrants," and collectively the “Andersen and Higbee Follow On Funding”).

On or about June 22, 2007, we entered into a Securities Purchase Agreement (the "Follow On Sands Brothers Purchase Agreement") with The Sands Brothers Purchasers, pursuant to which we sold such Sands Brothers Purchasers twelve (12) month, 11% Senior Subordinated Secured Convertible Promissory Notes in the aggregate principal amount of $200,000 (collectively the "Follow On Sands Brothers Notes") and five (5) year warrants to purchase an aggregate of two hundred thousand (200,000) shares of our common stock at an exercise price of $0.30 per share (the "The Follow On Sands Brothers Warrants," and collectively the “Sands Brothers Follow On Funding”).

On or about June 29, 2007, we entered into a Securities Purchase Agreement with Vision, and collectively with Andersen and Higbee and the Sands Brothers Purchasers, the "Purchasers”). Pursuant to the Securities Purchase Agreement with Vision (collectively with the Andersen and Higbee Purchase Agreements and the Sands Brothers Purchase Agreement, the "Follow On Funding Purchase Agreements"), we sold Vision $200,000 in twelve (12) month, 11% Senior Subordinated Secured Convertible Promissory Notes (the "Follow On Vision Note," and collectively with the Follow On Andersen and Higbee Notes and the Follow On Sands Brothers Notes, the "Follow On Notes") and granted Vision two hundred thousand (200,000) five year warrants to purchase shares of our common stock at $0.30 per share (the “Follow On Visions Warrants,” and collectively the Follow On Andersen and Higbee Warrants, and the Follow On Sands Brothers Warrants, the “Follow On Warrants,” and the “Follow On Vision Funding,” and collectively with the Andersen and Higbee Follow On Funding and the Sands Brothers Follow On Funding, the “Follow On Funding”).

Although as originally executed, the Andersen and Higbee Follow On Funding agreements had slightly different terms and provisions than the Sands Brothers Follow On Funding and the Vision Follow On Funding documents, we subsequently agreed to conform the Andersen and Higbee Follow On Funding documents to the Sands Brothers Follow On Funding and Vision Follow On Funding documents, as described herein, and as a result, Andersen and Higbee, the Sands Brothers Purchasers and Vision all are parties to substantially identical Follow On Funding documents, varying only in connection with the dates of such documents and the accompanying Maturity Date of such Follow On Notes .

A required term of the Follow On Funding was that each of the Purchasers agree that the maturity date of the Prior Notes which they hold would be extended to the maturity dates of the Follow On Notes which they hold. The amendment and extension to each of the Purchaser’s Prior Notes was accomplished by each of the Purchasers entry into a First Amendment to the 11% Senior Secured Convertible Promissory Notes with us, on or around the date of their purchases of the Follow On Notes (and in the case of Andersen and Higbee, on or around the date they entered into conforming documents with us, as described above, (the “Note Amendments”)). Pursuant to the Note Amendments, each of the Purchasers agreed that the maturity date of the Prior Notes which they hold would be extended to the maturity date of their respective Follow On Notes. For example, the maturity date of Vision’s Prior Note in the amount of $1,250,000, was extended until the maturity date of the Follow On Vision Note, June 29, 2008.

Our repayment of the August 2006 Notes, Second Funding Notes and Follow On Notes and any accrued interest thereon is secured by a security interest in substantially all of our assets, which we granted to the Purchasers pursuant to a Security Agreements which we entered into with the Purchasers at the closings.

Use of Proceeds:

We immediately used $1,047,000 of the funds received through the sale of the August 2006 Notes along with approximately $40,000 in cash on hand to repay the $1,086,486 amount owed under our outstanding 6% Convertible Notes, which we sold to certain purchasers in June and September 2004 (the "6% Notes" and the "6% Note Purchasers"). The 6% Note Purchasers had originally purchased $2,500,000 in 6% Notes from us in two tranches, one tranche of $1,250,000 on June 30, 2004 (the "First Tranche") and $1,250,000 on September 13, 2004 (the "Second Tranche").

The 6% Note Purchasers previously converted a portion of the 6% Notes into shares of our common stock, and as a result, only approximately $1,056,180 of principal remained due under the June 2004 tranche of the 6% Notes on June 30, 2006, which amount was not immediately paid when due. This amount would have accrued interest at the default rate equal to 15% until paid, however our default was waived by the 6% Note Purchasers pursuant to our entry into the Waiver of Rights Agreement with the 6% Note Purchasers. As a result, the remaining balance under the First Tranche of the 6% Notes was equal to $1,056,180 as of August 8, 2006, which amount was increased to $1,086,486 in connection with accrued and unpaid interest at 6% per annum on the outstanding amount of the First Tranche of the 6% Notes and the Second Tranche of the 6% Notes. The remaining amount of the August 2006 funding equal to approximately $203,000 was paid to various parties in connection with attorney's fees and finder's fees in connection with the August 2006 funding.

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

In connection with the Follow On Funding, we agreed to pay legal fees to the Sands Brothers Purchasers’ counsel, which amounted to approximately $20,000 in addition to our legal counsel’s fees associated with the Follow On Funding of approximately $30,000. As a result, we received an aggregate of $400,000 in connection with the sale of the $450,000 in Follow On Notes. We are currently taking steps to negotiate the restructuring of our outstanding debt with LaSalle, and with several other banks.

We will need to raise additional financing in the future to repay the $3,150,000 which we owe under the August, September and October 2006 Senior Notes and the Follow On Notes, which notes are due and payable on June 22, 2008 in connection with the $1,250,000 August 2006 funding and $200,000 of the Follow On Funding, June 11, 2008, in connection with $200,000 of the Notes and $50,000 of the Follow On Notes, and June 29, 2008, in connection with the $1,250,000 October 2006 funding and $200,000 of the Follow On Funding, assuming such note holders do not convert such notes into shares of our common stock in connection with their Optional Conversion and Mandatory Conversion rights (described above) and will require approximately $576,230 which we owe under the Line of Credit, which amount is due on October15, 2007, and approximately $266,750 under the construction loan with LaSalle, which amount was due on July 31, 2007, and has not been repaid to date, but which we are currently in negotiations with several banks regarding obtaining loans to repay such construction loan.  We can provide no assurances however that our lender will not declare a default under the construction loan, and/or that we will be able to obtain sufficient funds from alternative lending sources to repay the amount owed pursuant to the construction loan.   Furthermore we anticipate the need for approximately $1 to $5 million of additional financing to support strategic acquisitions and our current expansion plan for the next 18 to 24 months.

We currently have plans to raise approximately $3,000,000 in private equity or debt financing within the next fifteen months, of which there can be no assurance (the "Private Offering"). If we are able to affect the Private Offering, the September and October 2006 Second Funding Purchasers will have thirty (30) days following the closing of the Private Offering to decide whether to convert their September and October 2006 Notes into shares of our common stock (in connection with the conversion features of such Notes) and the August 2006 purchasers will be required to immediately convert their August 2006 Notes into shares of our common stock. If those September and October 2006 purchasers choose not to convert their September and October 2006 Notes into shares of our common stock, we will then have ten (10) days to repay them the total outstanding amount of their Notes together with any accrued and unpaid interest thereon.  All of the Follow On Notes are convertible at the option of the holders thereof until such notes are paid by us in full, along with any accrued and unpaid interest thereon.

A substantial portion of our investment capital for the next 12 months, if any, other than those amounts used to repay the Line of Credit (and/or which will need to be used to repay the Notes, assuming such Notes are not converted into shares of our common stock) will be used to finance the expansion of our business in accordance with our growth and acquisition strategy described above. To the extent that the proceeds are not used for acquisitions, such proceeds will be used for general corporate purposes and for working capital needs. The amount and timing of such uses will vary depending on the availability of acquisition opportunities. Pending such uses, the net proceeds will be invested in short-term investment grade securities.

Furthermore, we may receive up to approximately $896,750 in connection with the exercise of the Warrants, which funds we plan to use, if such Warrants are exercised, of which there can be no assurance, for financing future acquisitions and/or working capital.

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

RISK FACTORS

WE HAVE A PRESENT NEED FOR CAPITAL IN ADDITION TO $2.7 MILLION RAISED IN AUGUST THROUGH OCTOBER 2006 AND $450,000 RAISED IN JUNE 2007.

We intend to seek additional acquisitions which acquisitions will likely require additional capital ranging from $1 to $5 million, which is in addition to $2.7 million raised in August through October 2006 and $450,000 raised in June 2007. Furthermore, the due date of such Notes (as amended by the First Amendment to the Notes), is June 22, 2008 in connection with the $1,250,000 August 2006 funding and $200,000 of the Follow On Funding, June 11, 2008, in connection with $200,000 of the Notes and $50,000 of the Follow On Notes, and June 29, 2008, in connection with the $1,250,000 October 2006 funding and $200,000 of the Follow On Funding, if such Notes are not converted into shares of our common stock prior to such due dates. Finally, we have approximately $576,230 which is due on December 1, 2007, pursuant to our Line of Credit with LaSalle, and approximately $266,750 under the construction loan with LaSalle, which amount was due on July 31, 2007, and has not been repaid to date (described in greater detail above under “Liquidity and Capital Resources”). At this time, no additional financing has been secured. Our growth and continued operations could be impaired by limitations on our access to the capital markets. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to continue our business operations and pursue our expansion strategy. We need to raise additional capital to repay the Purchasers and the Line of Credit, and as a result, we may seek to enter into acquisitions or mergers in the future, of which we currently have no immediate plans, but which if undertaken, could result in a restructuring, change of control and/or a change in our business focus, as well as potential dilution to then current shareholders. In the event we do not raise additional capital from conventional sources, there is every likelihood that we may need to scale back or curtail implementing our business plan.

WE HEAVILY DEPEND ON JOSEPH WAGNER AND JEAN WILSON.

The success of the Company depends heavily upon the personal efforts and abilities of Joseph Wagner and Jean Wilson. Joseph Wagner entered into a sixty (60) month Consulting Agreement with the Company effective August 1, 2006 (which agreement was amended on March 8, 2007), pursuant to which Mr. Wagner serves as the Company's, Chief Executive Officer, President and Secretary. Mr. Wagner is also the Chairman of the Board of Directors of the Company. Mr. Wagner may engage in business activities or interests outside of the Company which are not adverse or competitive to the Company. Jean Wilson serves as the Company's Chief Operating Officer, Treasurer and as a director of the Company pursuant to a sixty (60) month Employment Agreement she entered into with the Company, with an effective date of August 1, 2006. Mr. Wagner and Ms. Wilson may voluntarily terminate their employment at any time. The loss of Mr. Wagner, Ms. Wilson or other key employees could have a material adverse effect on our business, results of operations or financial condition. In addition, the absence of Mr. Wagner or Ms. Wilson may force us to seek a replacement who may have less experience or who may not understand our business as well, or we may not be able to find a suitable replacement.

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

OUR AUDITOR HAS RAISED DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We had a comprehensive net loss of $1,695,481 for the year ended December 31, 2006 which included an adjustment to net loss of $296,121 due to the decrease in the fair value of our derivatives, and a net comprehensive loss of $1,342,502 for the six months ended June 30, 2007, which included an adjustment to net loss in connection with the decrease in fair value of our derivatives of $896,059. We had a $2,882,038 working capital deficiency and a total retained deficit of $3,856,026 as of June 30, 2007. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

THE SENIOR NOTES ARE SECURED BY A SECURITY INTEREST IN SUBSTANTIALLY ALL OF OUR ASSETS.

In August 2006, we sold $1,250,000 in 11% Senior Secured Convertible Notes to certain purchasers, in September and October we sold an additional $1,450,000 in 11% Senior Secured Convertible Notes to three purchasers, and in June 2007, we sold an aggregate of $450,000 in 11% Senior Secured Convertible Notes to the Purchasers. All of our currently outstanding Notes and interest on such Notes are convertible into shares of our common stock; however, if we fail to register the shares which the Notes are convertible into, such registration statement ceases to be effective or if the Purchasers fail to convert the outstanding amount of the Senior Notes into shares of our common stock, we will be obligated to repay up to $3,150,000, not including any accrued interest, on the due date of such Notes (as amended by the First Amendment to the Notes), June 22, 2008 in connection with the $1,250,000 August 2006 funding and $200,000 of the Follow On Funding, June 11, 2008, in connection with $200,000 of the Notes and $50,000 of the Follow On Notes, and June 29, 2008, in connection with the $1,250,000 October 2006 funding and $200,000 of the Follow On Funding. If we default in our repayment of the Notes when due, the Purchasers can take control of substantially all of our assets due to the fact that the repayment of the Notes are secured by a Security Agreement, pursuant to which we granted the Purchasers a security interest in substantially all of our assets. As a result, if we default in the repayment of the Notes, the Purchasers may take control of substantially all of our assets, which could force us to curtail or abandon our business operations, and any investment in us could become worthless.

THE SEC MAY LIMIT THE NUMBER OF SHARES WE ARE ELIGIBLE TO REGISTER FOR RESALE AT ANY ONE TIME.

We previously agreed to register all of the shares of common stock issuable to the Purchasers and various other parties in connection with the conversion of the Convertible Notes and the exercise of outstanding warrants to purchase shares of our common stock. However, the SEC has recently made public statements indicating the SEC’s Division of Corporation Finance will question the ability of issuers to register shares for resale in a secondary offering (an offering made on behalf of a selling shareholder, versus a primary offering made by the issuer) where the number of shares offered exceeds an estimated one-third of the total number of shares held by non-affiliates prior to the underlying private transaction.  Although this position is not written or settled law, it is possible the SEC staff will view any resale offering by investors as an offering by us and deem it a primary offering if the number of shares we seek to register exceeds the estimated one-third threshold.  Even if the number of shares we seek to register is below the estimated one-third threshold, the SEC staff may still take the position that the offering is a primary offering rather than a secondary offering.  In that event, we may seek to register only a portion of the shares we are required to offer at any one time and will only be able to register additional shares after the passage of time and the sale of substantially all of the shares subject to the previous registration statement.  As a result, the number of shares each investor may include in a registration statement could be substantially reduced. If we are prohibited from registering all of the shares underlying the Convertible Notes and exercisable into common stock in connection with the exercise of the warrants, as we previously agreed, the Purchasers may be limited in their ability to convert such Notes and as a result, we could be forced to repay the entire amount of such Notes which would require a substantial amount of additional cash than we currently have on hand, and may require us to sell additional notes to raise such additional funding, of which there can be no assurance.

OUR INDUSTRY IS HIGHLY COMPETITIVE.

The event production industry is highly competitive and fragmented. The Company expects competition to intensify in the future. The Company competes in each of its markets with numerous national, regional and local event production companies, many of which have substantially greater financial, managerial and other resources than those presently available to the Company. Numerous well-established companies are focusing significant resources on providing event marketing, design and production services that will compete with the Company's services. No assurance can be given that the Company will be able to effectively compete with these other companies or that competitive pressures, including possible downward pressure on the prices it charges for its products and services, will not arise. In the event that the Company cannot effectively compete on a continuing basis or competitive pressures arise, such inability to compete or competitive pressures will have a material adverse effect on the company’s business, results of operations and financial condition.

IF WE FAIL TO TIMELY FILE AND/OR OBTAIN EFFECTIVENESS OF A REGISTRATION STATEMENT REGISTERING THE SHARES OF COMMON STOCK UNDERLYING THE PURCHASERS NOTES AND WARRANTS, WE WILL FACE SIGNIFICANT PENALTIES, WHICH COULD DECREASE THE AMOUNT OF OUR CASH ON HAND AND CAUSE THE VALUE OF OUR STOCK TO DECLINE IN VALUE.

Pursuant to the Registration Rights Agreements, we agreed to register the shares of common stock which the Notes are convertible into and the shares of common stock underlying the Warrants (the “Underlying Shares”).  Pursuant to the Follow On Rights Agreements, we agreed to register the Registrable Securities on a Form SB-2 registration statement with the Securities and Exchange Commission (the "Commission" and the "Registration Statement") pursuant to the deadlines discussed below. We agreed that in the event that the Private Offering has not occurred within six (6) months of the date of the first Follow On Funding closing, June 11, 2007, which date is December 11, 2007, we would file the Registration Statement with the Commission within forty-five days of such six (6) month anniversary, January 25, 2008, and that we would obtain effectiveness of the Registration Statement no more than ninety (90) days after the date we are required to file such Registration Statement, or April 24, 2008 (the "Initial Registration Deadlines").  However, in the event that we are unable to register all of the Registrable Securities in one Registration Statement because of the applicability of Rule 415 of the Securities Act of 1933, as amended, the Purchasers, as well as Mastodon Ventures, Inc., which was issued Prior $0.30 Warrants in connection with the Prior Funding (collectively the “Registration Rights Holders”), have agreed that the number of shares we can register at any one time will be allocated pro rata to each of the Registration Rights Holders and to file additional registration statements to register the remaining Registrable Securities as described above under “Registration Rights Agreement.”

If we fail to obtain effectiveness of any required Registration Statement by the applicable deadlines or after such effectiveness the Purchasers are unable to sell the Registrable Securities, due to any reason other than the Commission’s application of Rule 415, we are obligated, pursuant to the Follow On Rights Agreements, to pay the Purchasers an amount in cash equal to two (2%) of the total principal amount of the Prior Notes and the Follow On Notes ($63,000), for each thirty (30) day period which the Registration Deadlines are not met or the Purchasers are unable to sell the Underlying Shares. If we fail to pay such damages within five (5) days of the date payable, we are required to pay interest on the amount payable at the rate of eighteen percent (18%) per annum, accruing daily until such amounts are paid in full. As a result, if we fail to timely file the Registration Statement and/or are prevented from timely receiving effectiveness of such filing, we could be forced to pay the Purchasers substantial penalties, which would reduce our cash on hand, and could cause us to curtail our current business plans, which would likely cause the value of our common stock to decline in value.

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

WE FACE A RISK OF A CHANGE IN CONTROL DUE TO THE FACT THAT OUR CURRENT OFFICERS AND DIRECTORS DO NOT OWN A MAJORITY OF OUR OUTSTANDING COMMON STOCK.

Our current officers and Directors can vote an amount of common stock equal to approximately twenty percent (20%) of our outstanding common stock. As a result, our officers and Directors may not exercise majority voting control over us and our shareholders who are not officers and Directors of us may be able to obtain a sufficient number of votes to choose who serves as our Directors. Because of this, the current composition of our Board of Directors may change in the future, which could in turn have an effect on those individuals who currently serve in management positions with us. If that were to happen, our new management could affect a change in our business focus and/or curtail or abandon our business operations, which in turn could cause the value of our securities, if any, to decline.

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

We had 3,952,250 shares of common stock outstanding as of August 1, 2007, which amount does not include 25,000 shares of common stock we have agreed to issue to our legal counsel, but which we have not issued to date. Assuming a conversion price of $0.50 per share (which conversion price and therefore the number of shares issuable in connection with the conversion of the Notes is subject to adjustment as provided in the Notes, subject to a $0.25 floor), the principal amount of the outstanding notes held by the Purchasers will convert into 6,300,000 shares of common stock and the outstanding Warrants, MVI Warrants and Venture Warrants can be exercised for 1,972,500 shares of common stock. As such, the conversion of the August, September and October 2006 Notes, the Follow On Notes and exercise of the Warrants, Venture Warrants and MVI Warrants as well as the Follow On Warrants, will cause substantial dilution to our existing shareholders.

IN THE FUTURE, WE WILL INCUR SIGNIFICANT INCREASED COSTS AS A RESULT OF OPERATING AS A FULLY REPORTING COMPANY IN CONNECTION WITH SECTION 404 OF THE SARBANES OXLEY ACT, AND OUR MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO NEW COMPLIANCE INITIATIVES.

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, commencing in fiscal 2008, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

THE NOTES AND WARRANTS ISSUED TO THE PURCHASERS, THE 6% NOTE PURCHASERS, AND CERTAIN CONSULTANTS IN CONNECTION WITH THOSE FUNDINGS HAVE ANTI-DILUTION PROVISIONS, WHICH IF TRIGGERED COULD CAUSE SUBSTANTIAL DILUTION TO OUR THEN SHAREHOLDERS.

The $3,150,000 in Notes have a conversion price equal to the lesser of $0.50 or 50% of the effective price of a planned subsequent private offering of our securities in which we receive gross proceeds of not less than $3,000,000, subject to a floor of $0.25 (the “Private Offering”), the 1,932,500 five (5) year warrants to purchase shares of our common stock at $0.30 per share which we issued to the Purchasers and certain consultants in connection with the August, September and October 2006 fundings and the Follow On Funding; and the 250,000 Class A Warrants which currently have an exercise price of $0.30 per share and are held by the 6% Note Purchasers, who previously purchased 6% Convertible Term Notes from us in June and September 2004, which notes have been repaid to date, but which Class A Warrants remain outstanding, contain anti-dilution provisions. Pursuant to those anti-dilution provisions, if we issue any shares of common stock or warrants to purchase any shares of common stock (or convertible securities) with an effective price per share of less than the conversion price of the Notes then in effect or the exercise price of the warrants then in effect, the conversion price of such Notes shall automatically reset to such effective price and/or the exercise price of such warrants shall reset to such lower effective price.

While the Purchasers have waived these anti-dilution provisions in connection with any securities issued in connection with the Private Offering, and up to 250,000 shares of common stock for professional services, of which we have issued and granted an aggregate of  225,000 shares and options to purchase shares to date and have agreed to issue an additional 25,000 shares of common stock, if we issue any other securities at an effective price less than the conversion price of the Notes or the exercise price of the Warrants, the Purchasers could be able to convert such Notes and/or exercise such Warrants into a much greater number of shares of common stock than they are currently able to. If this were to happen, the Purchasers could take voting control of the Company (subject to the Second Funding Purchaser’s agreement to not hold more than 9.99% of our outstanding common stock unless they give us sixty-one days prior written notice) or choose to sell such shares in the open market, which would cause the trading value of our common stock to decline precipitously and could cause our common stock to become worthless.

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

WE CURRENTLY HAVE A SPORADIC, ILLIQUID, VOLATILE MARKET FOR OUR COMMON STOCK, AND THE MARKET FOR OUR COMMON STOCK MAY REMAIN SPORADIC, ILLIQUID, AND VOLATILE IN THE FUTURE.

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future and will likely be subject to wide fluctuations in response to several factors, including, but not limited to:

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

Since the filing of our Answer, the Landlord has filed Second and Third Amended Verified Complaints, and we have answered such complaints. The Landlord's Third Amended Verified Complaint alleged damages for our alleged breach of the lease and alleged damages for prospective rent. The total damages asked for by the Landlord in the Third Amended Verified Complaint total approximately $309,710 plus interest. On February 28, 2006, we filed our Answer and Affirmative Defenses to Third Amended Verified Complaint, whereby we denied certain of the Landlord's claims and asserted our Affirmative Defenses. The trial date was scheduled for July 2007, but has since been extended until September 2007.

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

On June 11, 2007, we entered into Subscription Agreements with G. Chris Andersen and Paul M. Higbee, whereby we sold each of them (i) $25,000 in twelve (12) month 11% Senor Secured Convertible Promissory Notes (for $50,000 in total Notes sold) which are convertible as provided in such notes; and (ii) five year Warrants to purchase 25,000 shares of our common stock each (for the total issuance of 50,000 warrants) at an exercise price of $0.30 per share. We claim an exemption from registration afforded by Rule 506 of the Securities Act of 1933, as amended (“Rule 506”).

On June 22, 2007, we entered into a Subscription Agreement with Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital II LLC, Sands Brothers Venture Capital III LLC, Sands Brothers Venture Capital IV LLC, and Katie & Adam Bridge Partners, L.P.(the “Sands Brothers Purchasers”), whereby we sold the Sands Brothers Purchasers an aggregate of (i) $200,000 in twelve (12) month 11% Senor Secured Convertible Promissory Notes which are convertible as provided in such notes; and (ii) five year Warrants to purchase 200,000 shares of our common stock at an exercise price of $0.30 per share. We claim an exemption from registration afforded by Rule 506.

On or about June 29, 2007, we entered into a Subscription Agreement with Vision Opportunity Master Fund, Ltd. ("Vision”), whereby we sold Vision (i) $200,000 in twelve (12) month 11% Senor Secured Convertible Promissory Notes which are convertible as provided in such notes; and (ii) five year Warrants to purchase 200,000 shares of our common stock at an exercise price of $0.30 per share. We claim an exemption from registration afforded by Rule 506 .

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended June 30, 2007.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBITS

10.1(1)	Common Stock Purchase Warrant A

10.2(2)	Voting Agreement between Joseph Wagner and Frank Goldstin

10.3(2)	Voting Agreement between Jean Wilson and Frank Goldstin

10.4(3)	Fiori Asset Purchase Agreement

10.5(4)	Asset Acquisition Agreement with Musters & Company, Inc.

10.6(4)	Waiver Agreement

10.7(5)	Christopher Spencer Consulting Agreement

10.8(6)	Waiver of Rights Agreement

10.9(7)	Securities Purchase Agreement Dated August 8, 2006

10.10(7)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital LLC

10.11(7)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital II LLC

10.12(7)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital III LLC

10.13(7)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital IV LLC

10.14(7)	11% Senior Secured Convertible Promissory Note with Katie & Adam Bridge Partners L.P.

10.15(7)	Warrant with Sands Brothers Venture Capital LLC ($1.10 initial exercise price)

10.16(7)	Warrant with Sands Brothers Venture Capital II LLC ($1.10 initial exercise price)

10.17(7)	Warrant with Sands Brothers Venture Capital III LLC ($1.10 initial exercise price)

10.18(7)	Warrant with Sands Brothers Venture Capital IV LLC ($1.10 initial exercise price)

10.19(7)	Warrant with Katie & Adam Bridge Partners L.P. ($1.10 initial exercise price)

10.20(7)	Warrant with Sands Brothers Venture Capital LLC ($0.30 initial exercise price)

10.21(7)	Warrant with Sands Brothers Venture Capital II LLC ($0.30 initial exercise price)

10.22(7)	Warrant with Sands Brothers Venture Capital III LLC ($0.30 initial exercise price)

10.23(7)	Warrant with Sands Brothers Venture Capital IV LLC ($0.30 initial exercise price)

10.24(7)	Warrant with Katie & Adam Bridge Partners L.P. ($0.30 initial exercise price)

10.25(7)	Warrant with Mastodon Ventures, Inc. ($0.30 initial exercise price)

10.26(7)	Registration Rights Agreement

10.27(7)	Security Agreement

10.28(7)	Joseph Wagner 60 Month Consulting Agreement Effective August 1, 2006

10.29(7)	Jean Wilson 60 Month Employment Agreement Effective August 1, 2006

10.30(7)	Joseph Wagner Stock Option Agreement to Purchase 850,000 Shares at an Exercise Price of $0.75 Per Share

10.31(7)	Jean Wilson Stock Option Agreement to Purchase 650,000 Shares at an Exercise Price of $0.75 Per Share

10.32(8)	Second Funding Waiver of Rights Agreement

10.33(9)#	Securities Purchase Agreement Effective September 26, 2006 with G. Chris Andersen

10.34(9)#	11% Senior Secured Convertible Promissory Note with G. Chris Andersen

10.35(9)#	Warrant with G. Chris Andersen ($1.10 initial exercise price)

10.36(9)#	Registration Rights Agreement with G. Chris Andersen

10.37(9)#	Security Agreement with G. Chris Andersen

10.38(9)	Securities Purchase Agreement Dated October 23, 2006 with Vision Opportunity Master Fund, Ltd.

1039(9)	11% Senior Secured Convertible Promissory Note with Vision Opportunity Master Fund, Ltd. (1)

10.40(9)	Warrant with Vision Opportunity Master Fund, Ltd. ($1.10 initial exercise price)

10.41(9)	Warrant with Vision Opportunity Master Fund, Ltd. ($0.30 initial exercise price)

10.42(9)	Registration Rights Agreement with Vision Master Fund, Ltd.

10.43(9)	Security Agreement with Vision Master Fund, Ltd.

10.44(9)	Third Waiver of Rights Agreement with the 6% Purchasers

10.45(9)	Consulting Agreement with MVI

10.46(10)	Agreement Regarding the Cancellation of the Series A Preferred Stock of XA, Inc.

10.47(10)	Legal Services Agreement with David M. Loev

10.48(11)	Securities Purchase Agreement With the Sands Brothers Purchasers (June 22, 2007)

10.49(11)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital LLC (June 22, 2007)

10.50(11)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital II LLC (June 22, 2007)

10.51(11)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital III LLC (June 22, 2007)

10.52(11)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital IV LLC (June 22, 2007)

10.53(11)	11% Senior Secured Convertible Promissory Note with Katie & Adam Bridge Partners L.P. (June 22, 2007)

10.54(11)	Warrant with Sands Brothers Venture Capital LLC ($0.30 initial exercise price) (June 22, 2007)

10.55(11)	Warrant with Sands Brothers Venture Capital II LLC ($0.30 initial exercise price) (June 22, 2007)

10.56(11)	Warrant with Sands Brothers Venture Capital III LLC ($0.30 initial exercise price) (June 22, 2007)

10.57(11)	Warrant with Sands Brothers Venture Capital IV LLC ($0.30 initial exercise price) (June 22, 2007)

10.58(11)	Warrant with Katie & Adam Bridge Partners L.P. ($0.30 initial exercise price) (June 22, 2007) (June 22, 2007)

10.59(11)	Registration Rights Agreement with the Sands Brothers Purchasers (June 22, 2007)

10.60(11)	Security Agreement with the Sands Brothers Purchasers (June 22, 2007)

10.61(11)	Securities Purchase Agreement Dated June 29, 2007 with Vision Opportunity Master Fund, Ltd.

10.62(11)	11% Senior Secured Convertible Promissory Note with Vision Opportunity Master Fund, Ltd. (June 29, 2007)

10.63(11)	Warrant with Vision Opportunity Master Fund, Ltd. ($0.30 initial exercise price) (June 29, 2007)

10.64(11)	Registration Rights Agreement with Vision Master Fund, Ltd. (June 29, 2007)

10.64(11)	Security Agreement with Vision Master Fund, Ltd. (June 29, 2007)

10.65(11)	Securities Purchase Agreement effective June 11, 2007 with G. Chris Andersen

10.66(11)	11% Senior Secured Convertible Promissory Note with G. Chris Andersen (effective June 11, 2007)

10.67(11)	Warrant with G. Chris Andersen ($0.30 initial exercise price) (effective June 11, 2007)

10.68(11)	Registration Rights Agreement with G. Chris Andersen (effective June 11, 2007)

10.69(11)	Security Agreement with G. Chris Andersen (effective June 11, 2007)

10.70(11)	Securities Purchase Agreement effective June 11, 2007 with Paul M. Higbee

10.71(11)	11% Senior Secured Convertible Promissory Note with Paul M. Higbee (effective June 11, 2007)

10.72(11)	Warrant with Paul M. Higbee ($0.30 initial exercise price) (effective June 11, 2007)

10.73(11)	Registration Rights Agreement with Paul M. Higbee (effective June 11, 2007)

10.74(11)	Security Agreement with Paul M. Higbee (effective June 11, 2007)

10.75(11)	Waiver of Rights Agreement Dated On Or Around June 22, 2007 with the Purchasers

10.76(11)	First Amendment to Consulting Agreement with Joseph Wagner

10.77(11)	First Amendment to 11% Senior Secured Convertible Promissory Note with the Sands Brothers Purchasers

10.78(11)	First Amendment to 11% Senior Secured Convertible Promissory Note with Vision Master Fund, Ltd.

10.79(11)	First Amendment to 11% Senior Secured Convertible Promissory Note with Paul M. Higbee

10.80(11)	First Amendment to 11% Senior Secured Convertible Promissory Note with G. Chris Andersen

31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer to Section 906 of the Sarbanes-Oxley Act of 2002

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

(11) Filed as Exhibits to our Report on Form 8-K filed with the Commission on July 12, 2007, and incorporated herein by reference.

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

b) REPORTS ON FORM 8-K

The Company filed a report on Form 8-K on July 12, 2007, to report the Follow On Funding and related transactions, as well as the entry into the Amended Consulting Agreement with Joseph Wagner.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XA, INC.

DATED: August 17, 2007	By: /s/ Joseph Wagner
Joseph Wagner
Chief Executive Officer