Form 10QSB
period 2007-09-30
XA, INC.
filed 2007-11-19
CIK 1132034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

(312)-397-9100
(Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of November 14, 2007, the issuer had 3,977,250 shares of common stock, $.001 par value per share outstanding ("Common Stock").

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X].

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XA, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
September 30, 2007 and September 30, 2006
	2007	2006
ASSETS
Current Assets
Cash	$283,779	$734,605
Accounts receivable	1,231,977	911,503
Work in process at cost	378,843	684,739
Prepaid expenses	76,986	623,892
Prepaid interest	143,994	200,555
Prepaid employment contract	-	-
Total Current Assets	2,115,579	3,155,294
Fixed Assets
Equipment	244,736	244,736
Furniture and fixtures	66,177	62,433
Leasehold improvements	1,006,745	857,717
	1,317,657	1,164,886
Less accumulated depreciation	(263,841)	(195,127)
	1,053,817	969,759
Other Assets
Deferred taxes	-	540,000
Prepaid interest	398,866	66,336
Deposits	71,939	70,439
Goodwill	865,309	865,309
	1,336,114	1,542,084
	$4,505,509	$5,667,137
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$585,379	$473,695
Accrued payroll	-	5,750
Interest payable	283,005	41,215
Withheld and accrued taxes	1,753	2,787
Unearned revenues	527,485	1,270,498
Line of credit	837,904	800,000
Current portion of long term debt	3,150,000	1,012,500

Total Current Liabilities	5,385,526	3,606,445
Long-term Debt
Note Payable	-	1,250,000
Derivative Liability	429,789	638,219
Stockholders' Equity
Warranty liability	-	208,131
Series A preferred stock	-	-
Common stock	3,977	3,852
Additional paid in capital	2,297,996	2,256,121
Accumulated other comprehensive income	328,830
Retained income	(3,940,609)	(2,295,631)
Subscription receivable	-	-
	(1,309,806)	172,473
	$4,505,509	$5,667,137
See accompanying notes to financial statements.

XA, Inc. and Subsidiary
CONSOLIDATED INCOME STATEMENT
For the Quarters Ended September 30, 2007 and 2006

	3rd Quarter	Year-to-date	3rd Quarter	Year-to-date
	2007	2007	2006	2006

Revenues
Sales	$2,005,175	$6,845,654	$2,022,086	$7,492,035

Cost of goods sold
Direct production costs	787,049	3,300,758	1,084,219	4,315,899

Gross profit	1,218,126	3,544,897	937,867	3,176,136

Administrative expense
Administrative	1,067,133	3,488,028	1,384,710	3,728,228

Income from operations	150,993	56,868	(446,843)	(552,092)

Other income and expenses
Other income	-	-	3,642	8,660
Other expenses	(235,576)	(587,894)	(151,253)	(334,672)
	(235,576)	(587,894)	(147,611)	(326,012)
Income before taxes	(84,583)	(531,026)	(594,454)	(878,104)

Tax provisions
Tax provisions	-	-	-	-

Net (Loss) Income	(84,583)	(531,026)	$(594,454)	$(878,104)

Other Comprehensive Income
Decrease in fair value
of derivatives	928,768	32,709

Net Comprehensive (Loss) Income	$844,185	$(498,317)

Loss per Share
Average shares outstanding	3,952,322	3,952,274	3,852,250	3,808,500
Net Loss	$(0.02)	$(0.13)	$(0.15)	$(0.23)
Other Comprehensive Income/(Loss)	$0.23	$0.01
Net Comprehensive Income/(Loss)	$0.21	$(0.13)

See accompanying notes to financial statements.

XA, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from January 1, 2005 through September 30, 2007

						Accumulated
					Additional	Other
	Series A Preferred Stock		Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total

Balance December 31, 2005	3	-	3,718,750	3,719	2,213,157		(1,410,481)	806,395
Shares issued for services	-	-	108,500	108	51,589	-	-	51,697
Shares issued for debt	-	-	125,000	125	24,875	-	-	25,000
Purchase and retirement of
Preferred shares	(1)	-	-	-	-	-	(7,500)	(7,500)
Net Other Comprehensive Loss	-	-	-	-	-	296,121	(1,991,602)	(1,695,481)
Balance December 31, 2006	2	-	3,952,250	3,952	2,289,621	296,121	(3,409,583)	(819,889)
Retirement of preferred shares	(2)	-	-	-	-	-	-	-
Net Other Comprehensive Loss	-	-	-	-	-	(822,915)	(246,822)	(1,069,737)
Balance March 31, 2007	-	-	3,952,250	3,952	2,289,621	(526,794)	(3,656,405)	(1,889,626)
Net Other Comprehensive Loss	-	-	-	-	-	(73,144)	(199,621)	(272,765)
Balance June 30, 2007	-	-	3,952,250	3,952	2,289,621	(599,938)	(3,856,026)	(2,162,391)
Shares issued for services	-	-	25,000	25	8,375	-	-	8,400
Net Other Comprehensive Income	-	-	-	-	-	928,768	(84,583)	844,185
Balance September 30, 2007	-	$-	3,977,250	$3,977	$2,297,996	$328,830	$(3,940,609)	$(1,309,806)

See accompanying notes to financial statements.

XA, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Quarters Ended September 30, 2007 and 2006

	3rd Quarter	Year to date	3rd Quarter	Year to date
	2007	2007	2006	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(74,583)	$(531,026)	$(594,454)	$(878,104)
Adjustments to reconcile net earnings to net
cash provided (used) by operating activities:
Provision for deferred taxes	-	-	-	-
Depreciation	17,327	51,980	16,952	42,614
Amortization of Discounts on Notes Payable	33,761	176,802	94,519	161,134
Stock for services	8,400	8,400	25,200	43,097
Changes in Current assets and liabilities:
(Increase) Decrease in Accounts receivable	(252,928)	(761,707)	69,843	302,989
(Increase) Decrease in Work in process	219,761	(378,843)	(191,238)	85,823
(Increase) Decrease in Prepaid expenses	66,551	247,955	7,500	8,704
(Increase) Decrease in Officers loans	-	-	-	-
(Increase) in Prepaid employment contracts	-	-	120,893	164,467
(Decrease) Increase in Accounts payable	99,972	71,147	50,450	28,163
(Decrease) Increase in Accrued payroll	(10,997)	-	(2,750)	5,750
(Decrease) Increase in Accrued interest	86,625	180,245	(41,585)	(20,261)
(Decrease) in Withheld and accrued taxes	(200)	(1,978)	(1,917)	(1,684)
Increase (Decrease) in Unearned revenue	(142,720)	360,574	631,026	48,269
NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES	50,969	(576,451)	184,439	(9,039)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed assets	-	(2,000)	(203,806)	(876,601)
Purchase of Preferred stock			-	(7,500)
Increase in Goodwill	-	-	-	-
(Increase) Decrease in Deposits	-	1,700	(6,093)	2,273
NET CASH (USED) BY INVESTING
ACTIVITIES	-	(300)	(209,899)	(881,828)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock		-	-	-
Sale of Warrants
Increase in Line of credit	-	37,904	-	800,000
Payments on Line of credit
Increase in Long - term debt	-	450,000	1,250,000	1,250,000
Payments on Long - term debt	-	-	(1,020,000)	(1,020,000)
NET CASH PROVIDED BY
FINANCING ACTIVITIES	-	487,904	230,000	1,030,000

NET INCREASE (DECREASE) IN CASH	50,969	(88,847)	204,540	139,133
CASH ACQUIRED IN ACQUISITION	-	-	-	-
CASH AT BEGINNING OF PERIOD	232,810	372,626	530,065	595,472
CASH AT END OF PERIOD	$283,779	$283,779	$734,605	$734,605

See accompanying notes to financial statements.

XA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

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
September 30, 2007

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

On September 4, 2007, the Company issued 25,000 shares of common Stock for services.  The shares were valued at $8,400.

The Company has determined the value of all share issues to be the market value of the security issued on the date the liability for the service was incurred.

The consolidated financial statements include the accounts of XA, Inc., The Experiential Agency, Inc., Fiori XA, Inc. and XA Scenes, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.  The Company is a comprehensive event marketing, design and production firm with full service offices in Chicago  and New  York,  and  a sales office in Los  Angeles.

CASH AND CASH EQUIVALENTS

For  purposes  of  the  statement  of  cash  flows,  the  Company  considers all short-term  debt  securities  three  months  or  less  to  be  cash equivalents.

Cash paid during the year for:

	2007	2006

Interest	$63,800	$61,476
Income taxes	$ -0-	$ -0-

XA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost.  Maintenance, repairs and renewals are expensed as incurred.  Depreciation of property and equipment is provided for on the straight line and 200% declining balance basis over their estimated useful lives as follows:
Equipment	5 years
Furniture and fixtures	7 years
Leaseholds	39 years

Depreciation expense for the quarter and year to date ended September 30, 2007 and 2006 was $17,327, $51,980, $16,721 and $42,614, respectively.

INCOME TAXES

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

The estimated tax provision at September 30, 2007 and 2006 consists of the following:

	2007	2006

Federal	$ -0-	$ -0-
State	-0-	-0-
	$ -0-	$ -0-

XA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

The Company has net loss carry forwards of approximately $3,880,000 that begin to expire  in  2020  for  federal  taxes  and  2017  for  state  taxes.

USE OF ESTIMATES

The preparation of consolidated  financial  statements  in  conformity  with generally accepted  accounting principles requires management to make estimates and  assumptions  that  affect certain  reported  amounts  and  disclosures.  Accordingly, actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISKS

During 2007 and 2006 and  at  September 30, 2007 and 2006, the Company had deposits  in  banks  in  excess  of  the  FDIC  insurance  limit.

INTANGIBLE IMPAIRMENT

In the fourth quarter of 2006, management reviewed the value of its intangible assets.  This review resulted in the write down of the intangible asset Deferred Taxes.  The balance in this account represented an estimate of the cash value of the Company’s net operating loss carry forward.

NOTE 2 – PREPAID INTEREST

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

XA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 2 - DISCOUNT ON CONVERTIBLE NOTES PAYABLE - CONTINUED

Amortization expense for the quarter and year to date ended September 30, 2007 and 2006 was $33,761, $176,802, $94,519 and $161,134, respectively.

NOTE 3 - NOTES PAYABLE

LINE OF CREDIT - On August 12, 2004, the Company entered into a Line of Credit agreement with a bank for $750,000.  The note was due September 30, 2006.  Interest varies at 0.25% over the Bank's prime rate.  The Company's assets secure the note.  The draws are based on a borrowing base formula at 75% of eligible accounts receivable less 90 days past due accounts.  The agreement required the payment of a $5,000 commitment fee.  The balance outstanding under this  agreement  at  September 30,  2007  and  2006  was  $0  and  $0,  respectively.

On June 1, 2006, the Company converted $800,000 of its line of credit to a construction loan.  The line of credit agreement was amended to $750,000.  The Company is in violation of one of the negative covenants of this loan concerning profitability.  The lender is aware of the violation and has taken no action to date.  The loan is due December 1, 2007.  The balance outstanding on these agreements was $0 and $800,000 at September 30, 2007 and 2006, respectively.

On June 30, 2007, the Company entered into a Line of Credit agreement with a bank for $600,000.  The note was due October 15, 2007.  Interest varies at 2.25% over the Bank's prime rate.  The balance outstanding at September 30, 2007 and 2006 was $0 and $0, respectively.

On June 30, 2007, the Company entered into a Line of Credit agreement with a bank for $266,672.  Interest varies at 2.25% over the Bank’s prime rate.  The balance outstanding at September 30, 2007 and 2006 was $0 and $0, respectively.

In August 2007, the Company entered into a Line of Credit agreement with a bank for $837,940.  Interest varies at 2.25% over the Bank’s prime rate.  The balance outstanding at September 30, 2007 and 2006 was $837,904 and $0, respectively.

LONG TERM DEBT - On June 29, 2004, the Company entered into a Convertible Promissory Note agreement with 5 unrelated entities.  The terms of the 5 notes are identical. The interest rate is 6%.  The notes are convertible into the Company's common stock at a conversion rate of $2.00 per share.  Conversion is at the Company's option.  However, if the Company requests conversion it must convert with registered stock.  The holder also received Class A and Class B Warrants (Note4) and purchased an additional $1,250,000 of convertible promissory notes on September 13, 2004.

XA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 3 - NOTES PAYABLE - CONTINUED

The June 29, 2004 note was paid in full on August 8, 2006. The balance of these notes  were  paid  in  2006.

On September 13, 2004, note holders with $267,500 due converted these notes into 1,076,693 pre-reverse split shares of the Company's common stock in accordance with the note agreement.  On November 1, 2004, note holders with $200,000 due converted these notes into 811,533 pre-reverse split shares of the Company's common stock in accordance with the note agreement.  The September 13, 2004 note was paid in 2006.  The balance outstanding was $0 and $2,032,500 at September 30, 2007 and 2006, respectively.

On August 8, 2006, the Company entered into a Securities Purchase Agreement with a group of  venture capital lenders and sold 11% Senior Subordinated Secured Convertible Promissory Notes in the amount of $1,250,000, five year warrants at an  exercise  price  of $1.10 per share and a conversion feature.  The exercise price of the warrants was changed in June 2007 to $0.30 per share.  In accordance with EITF 00-27 the estimated value of the conversion feature is $193,483.  The value  was  determined using the Black-Scholes pricing model under the following assumptions:  life  of  15  months,  risk free interest rate of 5.0%, a dividend yield  of  0%  and  volatility  of  11%.   The notes are secured by all of the assets of the Company, and have been extended to have a due date of June 11, 2008  The balance outstanding at September 30, 2007 and 2006 was $1,250,000 and $0, respectively.

On September 26, 2006, the Company entered into a Securities Purchase Agreement with a group of venture capital lenders and sold 11% Senior Subordinated Secured Convertible Promissory Notes in the amount of $200,000, five year warrants at an exercise price of $1.10 per share and a conversion feature.  The exercise price of the warrants was changed in June 2007 to $0.30 per share.  In accordance with EITF 00-27 the estimated value of the conversion feature is $16,155.  The value was determined using the Black-Scholes pricing  model under the following assumptions:  life  of  15  months,  risk free interest rate of 5.0%, a dividend yield  of  0%  and  volatility  of  11%.  The notes are secured by a second position on all of the assets of the Company with $200,000 due December 26, 2007.  The due date was extended in June 2007 to June 2008.  The balance outstanding at June 30, 2007 and 2006 was $200,000 and $0, respectively.

On October 23, 2006, the Company entered into a Securities Purchase Agreement with a group of venture capital lenders and sold 11% Senior Subordinated Secured Convertible Promissory Notes in the amount of $1,250,000, five year warrants at an exercise price of $1.10 per share.  The exercise price of the warrants was changed in June 2007 to $0.30 per share.

XA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 3 - NOTES PAYABLE - CONTINUED

In accordance with EITF 00-27 the estimated value of the conversion feature is $100,967.  The value was determined using the Black-Scholes pricing  model under the following assumptions:  life  of  15  months,  risk free interest rate of 5.0%, a dividend yield  of  0%  and  volatility  of  0.1%.  The notes are secured by a second position on all of the assets of the Company with $1,250,000 due January 23, 2008.  The due date was extended in June 2007 to June 2008.  The balance outstanding at June 30, 2007 and 2006 was $1,250,000 and $0, respectively.

The notes will automatically convert to shares of common stock at the conversion price when the Company completes a private offering of its equity securities and receives  gross  proceeds  of no less than $3,000,000, with an effective purchase price of $1.50 per share and the Company has completed an effective registration statement  covering  the  resale  of  the  conversion  shares.

On June 11, 22 and 29, 2007, the Company entered into a Securities Purchase Agreement with two individuals and two venture capital groups and sold 11% Senior Subordinated Secured Convertible Promissory Notes in the total amount of $450,000, five year warrants at an exercise price of $0.30 per share and a conversion factor.  In accordance with EITF 00-27 the estimated value of the conversion feature is $400,068.  The value was determined using the Black-Scholes pricing  model under the following assumptions:  life  of  12  months,  risk free interest rate of 5.0%, a dividend yield  of  0%  and  volatility  of  0.1%.  The notes are secured by a first position on all the assets of the Company and are due in June 2008.  The balance outstanding at September 30, 2007 and 2006 was $450,000 and $0, respectively.

Total Long-Term debt at September 30, 2007, is as follows:

2007
Total term debt	$ 3,150,000
Less Current portion	(3,150,000)
Long-term debt	$ -0-

XA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

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

COMMON STOCK

On December 19, 2005, the shareholders of the Company increased the total authorized shares of common stock to 20,000,000 with a par value of $.001 per share.  The Company had 3,977,250 and 3,852,250 shares outstanding at September 30, 2007 and 2006, respectively.

STOCK WARRANTS

The Company has issued warrants to the now retired 6% note holders for 250,000 shares of common stock.  The purchase price of the shares is $9.60.  The warrants expire June 30, 2008.  These warrants remain outstanding at September 30, 2007.

The Company has issued warrants to its employees for 490,000 shares of common stock.  The purchase price of the shares is $0.34.  The warrants expire June 19, 2009.  These warrants remain outstanding at September 30, 2007.

The Company has issued warrants to the June 26, September 26, and October 23, 2006 Convertible securities for 433,333 shares of common stock at $0.30 per share and for 392,500 shares of common stock at $1.10 per share, which were re-priced in June 2007, to $0.30 per share.  The warrants expire in August and November 2011.  These warrants remain outstanding at September 30, 2007.

XA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

STOCK WARRANTS - CONTINUED

The Company has issued warrants during 2006 in connection with services rendered for 766,667 shares of common stock at $0.30.  The warrants expire in August and November 2011.  These warrants remain outstanding at September 30, 2007.

The Company has issued warrants during 2006 to two of its executives for 1,500,000 shares of common stock at $0.75 per share.  These warrants have a vesting schedule and start vesting 12 months after the filing of an effective registration statement covering the resale of the common stock the 11% notes are convertible into.  These warrants remain outstanding at September 30, 2007.

The Company has issued warrants in connection with the June 11, 22, and 29, 2007 Convertible securities for 450,000 shares of common stock at $0.30 per share.  The warrants expire in June 2012.  These warrants remain outstanding at September 30, 2007.

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

XA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 5- COMMITMENTS - CONTINUED

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
September 30, 2007

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
September 30, 2007

NOTE 5- COMMITMENTS - CONTINUED

Future minimum payments due under these lease agreements are as follows:

2007	$618,789
2008	$558,594
2009	$531,717
2010	$502,240
2011	$450,321

NOTE 6 – GOING CONCERN

The Company has suffered significant losses.  This combined with the secured and subordinated notes payable raise substantial doubts concerning its ability to continue as a going concern. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing.  Management has plans to increase revenues over the next year which should increase cash flows from operations.  It also feels it can raise additional capital, and meet the conditions that will allow the 11% notes to be converted into common stock.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF XA, INC. ("XA", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2007.

BUSINESS HISTORY

XA, Inc. was originally incorporated in Nevada as Synreal Services Corp. ("Synreal") on August 28, 2000. The Company's business plan was to engage in the business of providing due diligence and administrative services for real estate syndications. Prior to entering into an Exchange Agreement, discussed below, and the consummation of the transactions thereunder, the Company was considered a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. Our principal executive offices are located at 875 North Michigan Avenue, Suite 2626, Chicago, Illinois 60611. Our telephone number is (312) 397-9100 and our fax number is (312) 573-1515.

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

In June 2004, the Company entered into a Subscription Agreement with Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, Whalehaven Funds Limited, Greenwich Growth Fund Limited and Genesis Microcap Inc. (collectively the "6% Note Purchasers") to purchase convertible promissory notes having an aggregate principal amount of $2,500,000, $1,250,000 of which was sold on June 30, 2006 (the "First Tranche" and $1,250,000 which was sold on September 13, 2006 (the "Second Tranche"), which had a 6% annual interest rate, and a conversion price of $0.25 per share (the " 6% Notes"). Following the reverse stock split on December 9, 2004, the conversion price of the 6% Notes would have been $5.00 per share, however, the Company agreed to change the conversion price of the 6% Notes to $2.00 per share. The Subscription Agreement also provided for the issuance of warrants to purchase up to an aggregate of 250,000 shares of Common Stock, with an exercise price of $9.60 per share (the "Class A Warrants"), and warrants to purchase up to an aggregate of 500,000 shares of Common Stock, with an exercise price of $5.00 per share (the "Class B Warrants"). The Company did not agree to change the exercise price of the Class A Warrants or the exercise price of the Class B Warrants. The Class A Warrants expire Four (4) years from the date they were issued. The Class B Warrants have expired and no Class B Warrants were ever exercised by the 6% Note Purchasers.  The Class A Warrants were automatically re-priced in connection with the Follow On Funding, described below, and as such currently have an exercise price of $0.30 per share.

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

Although as originally executed, the Andersen and Higbee Follow On Funding agreements had slightly different terms and provisions than the Sands Brothers Follow On Funding and the Vision Follow On Funding documents, we subsequently agreed to conform the Andersen and Higbee Follow On Funding documents to the Sands Brothers Follow On Funding and Vision Follow On Funding documents, as described herein, and as a result, Andersen and Higbee, the Sands Brothers Purchasers and Vision all are parties to substantially identical Follow On Funding documents, varying only in connection with the dates of such documents and the accompanying Maturity Date of such Follow On Notes.

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

Legal Services Agreement

Effective January 1, 2007, we entered into an Agreement with David M. Loev, of The Loev Law Firm, PC, to be responsible for certain corporate/securities matters including the preparation of and/or review of Schedule 13ds, Form 3's, Form 4's, Schedule 13g's, Schedule 14a's, Schedule 14c's, Form 10-QSB's, Form 10-KSB's and Form 8-K's to be filed by us with the Securities and Exchange Commission and the review of our press releases (the "Legal Services Agreement"). In connection with the Legal Services Agreement, we agreed to pay Mr. Loev $4,750 per month, reimburse him for out of pocket expenses and to issue him 25,000 S-8 shares of our common stock, which shares have been issued to date. The Legal Services Agreement is in effect until December 31, 2007 and services provided outside of the Legal Services Agreement are to be rendered on an hourly basis.

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

XA planned over 170 events during the nine months ended September 30, 2007, attended by more than 70,000 people, for clients such as Sports Illustrated, Moet Hennessey, McDonald's Corporation (NYSE:MCD), Cookie Magazine, National Geographic, McGraw Hill, Walt Disney Company (NYSE:DIS), Pepsi (NSYE:PBG), UNICEF, NBC Universal, Heitman, Vogue, Jet Airways, Audi and Guinness Beer.

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

 Creative Talent

A primary value that XA brings to its clients is the creative talent, energy and commitment of its employees. XA seeks to attract and retain the best personnel by developing attractive compensation, benefits and training programs and providing long-term career opportunities that its smaller competitors cannot duplicate. XA has approximately seventy-six (76) employees, of whom approximately fifty (50) are part-time employees and twenty-six (26) are full-time employees.

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

COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

We had sales of $2,005,175 for the three months ended September 30, 2007, compared to sales of $2,022,086 for the three months ended September 30, 2006, a decrease in sales from the prior period of $16,911 or 0.8%. Our sales vary quarter to quarter based on the number of programs and events we plan during those quarters.

We had cost of goods sold relating to direct production costs of $787,049 for the three months ended September 30, 2007, compared to cost of goods sold relating to direct production costs of $1,084,219 for the three months ended September 30, 2006, a decrease in cost of goods sold from the prior period of $297,170 or 27.4%.  The decrease in cost of goods sold was attributable to a large percentage of our sales for the three months ended September 30, 2007, coming from the operations of our subsidiary, XA Scenes, and its venue, which sales have a much lower cost of sales than our event planning revenues, which made up the majority of our revenues for the three months ended September 30, 2006, as well as the leveraging of our relationships with certain of our suppliers to obtain a higher gross margin on our events.

Cost of goods sold as a percentage of sales was 39.3% for the three months ended September 30, 2007, compared to 53.6% for the three months ended September 30, 2006, a decrease in costs of goods sold as a percentage of sales of 14.3% from the prior period.

We had gross profit of $1,218,126 for the three months ended September 30, 2007, compared to gross profit of $937,867 for the three months ended September 30, 2006, an increase in gross profit of $280,259 or 29.9% from the prior period. The increase in gross profit was mainly due to the 27.4% decrease in direct production costs offsetting the nominal decrease in sales.

We had administrative expenses of $1,067,133 for the three months ended September 30, 2007, compared to administrative expenses of $1,384,710 for the three months ended September 30, 2006, a decrease in administrative expenses of $317,577 or 22.9% from the prior period.  The decrease in administrative expenses for the three months ended September 30, 2007, was mainly due to reductions in the number of our staff for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, and our management’s effort to reduce administrative expenses during the three months ended September 30, 2007.

We had income from operations of $150,993 for the three months ended September 30, 2007, compared to a loss from operations of $446,843 for the three months ended September 30, 2006, an increase in income from operations of $597,836 from the prior period. The increase in income from operations was attributable to the $280,259 or 29.9% increase in gross profit and the $317,577 or 22.9% decrease in administrative expenses for the three months ended September 30, 2007, compared to the prior period.

We had net other expenses for the three months ended September 30, 2007, of $235,576, compared to net other expenses of $147,611 for the three months ended September 30, 2006, an increase in net other expenses of $87,965 or 59.6% from the prior period. The main reason for the increase in net other expenses was an $84,323 or 55.7% increase in other expenses, to $235,576 for the three months ended September 30, 2007, compared to $151,253 for the three months ended September 30, 2006 in connection with higher accrued interest on our outstanding convertible notes, in connection with a greater amount of convertible notes, with a higher interest rate outstanding during the three months ended September 30, 2007, compared to the three months ended September 30, 2006, which was offset by a $3,642 decrease in other income for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

We had a net loss of $84,583 for the three months ended September 30, 2007, compared to a net loss of $594,454 for the three months ended September 30, 2006, a decrease in net loss of $509,871 or 85.8% from the prior period. The decrease in net loss was mainly attributable to the 27.4% decrease in cost of goods sold, and the 22.9% decrease in administrative expenses, which was offset by a 0.8 % decrease in sales and the 59.6% increase in net other expenses for the three months ended September 30, 2007, compared to the three months ended September 30, 2006.

We had other comprehensive income for the three months ended September 30, 2007, of $928,768, consisting of the increase in the fair value of derivatives in connection with our August, September and October 2006, convertible notes, which gain was not present during the three months ended September 30, 2006, as those notes were not outstanding at that time.

We had net comprehensive income of $844,185 for the three months ended September 30, 2007, compared to net comprehensive loss of $594,454 for the three months ended September 30, 2006, an increase in net comprehensive income of $1,438,639 or 242% from the prior period, which increase was due to the increase in net income described above, and the $928,768 increase in fair value of derivatives for the three months ended September 30, 2007, compared to the three months ended September 30, 2006.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

We had sales of $6,845,654 for the nine months ended September 30, 2007, compared to sales of $7,492,035 for the nine months ended September 30, 2006, a decrease in sales from the prior period of $646,381 or 8.6%. The decrease in sales was mainly due to cancellations of previously planned projects by LaSalle Bank National Association, during the nine months ended September 30, 2007, which projects we were unable to replace with similarly sized projects during those periods.  Events planned for LaSalle made up a significant portion of our sales for the nine months ended September 30, 2006.  Our sales vary quarter to quarter based on the number of programs and events we plan during those quarters.

We had cost of goods sold relating to direct production costs of $3,300,758 for the nine months ended September 30, 2007, compared to cost of goods sold relating to direct production costs of $4,315,899 for the nine months ended September 30, 2006, a decrease in cost of goods sold from the prior period of $1,015,141 or 23.5%.  The decrease in cost of goods sold was directly attributable to our decrease in sales for the nine months ended September 30, 2007, compared to the prior period and the fact that a large percentage of our sales for the nine months ended September 30, 2007, come from the operations of our subsidiary, XA Scenes, and its venue, which sales have a much lower cost of sales than our event planning revenues, which made up the majority of our revenues for the three months ended September 30, 2006, as well as the leveraging of our relationships with certain of our suppliers to obtain a higher gross margin on our events.

Cost of goods sold as a percentage of sales was 48.2% for the nine months ended September 30, 2007, compared to 57.6% for the nine months ended September 30, 2006, a decrease in costs of goods sold as a percentage of sales of 9.4% from the prior period.

We had gross profit of $3,544,897 for the nine months ended September 30, 2007, compared to gross profit of $3,176,136 for the nine months ended September 30, 2006, an increase in gross profit of $368,761 or 11.6% from the prior period. The increase in gross profit was due to the 23.5% decrease in costs of goods sold offset by the 8.6% decrease in sales.

We had administrative expenses of $3,488,028 for the nine months ended September 30, 2007, compared to administrative expenses of $3,728,228 for the nine months ended September 30, 2006, a decrease in administrative expenses of $240,200 or 6.4% from the prior period.

The decrease in administrative expenses was due reductions in the number of our staff during the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, and our management’s effort to reduce administrative expenses during the three months ended September 30, 2007..

We had income from operations of $56,868 for the nine months ended September 30, 2007, compared to a loss from operations of $552,092 for the nine months ended September 30, 2006, a decrease in loss from operations of $608,960 or 110% from the prior period. The decrease in loss from operations was mainly attributable to the $368,761 or 11.6% increase in gross profit and the $240,200 or 6.4% decrease in administrative expenses for the nine months ended September 30, 2007, compared to the prior period.

We had net other expenses for the nine months ended September 30, 2007, of $587,894, compared to net other expenses of $326,012 for the nine months ended September 30, 2006, a decrease in net other expenses of $261,882 or 80.3% from the prior period. The main reason for the decrease in net other expenses was a $253,222 or 75.7% increase in other expenses, to $587,894 for the nine months ended September 30, 2007, compared to $334,672 for the nine months ended September 30, 2006 in connection with various expenses associated with our capital campaign and financing and interest on our outstanding promissory notes and higher accrued interest on our outstanding convertible notes, in connection with a greater amount of convertible notes, with a higher interest rate outstanding during the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, which was, offset by a $8,660 decrease in other income for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

We had a net loss of $531,026 for the nine months ended September 30, 2007, compared to a net loss of $878,104 for the nine months ended September 30, 2006, a decrease in net loss of $347,078 or 39.5% from the prior period. The decrease in net loss was attributable to the 8.6% decrease in sales, the 23.5% decrease in cost of goods sold and the 6.4% decrease in administrative expenses, offsetting the 80.3% increase in net other expenses for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006.

We had other comprehensive income for the nine months ended September 30, 2007, of $32,709, consisting of an increase in the fair value of derivatives in connection with our August, September and October 2006, convertible notes, which loss was not present during the nine months ended September 30, 2006, as those notes were not outstanding at that time.

We had net comprehensive loss of $498,317 for the nine months ended September 30, 2007, compared to net comprehensive loss of $878,104 for the nine months ended September 30, 2006, a decrease in net comprehensive loss of $379,787 or 43.3% from the prior period.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $2,115,579 as of September 30, 2007, which included cash of $283,779; accounts receivable of $1,231,977; work in progress at cost of $378,843; prepaid expenses of $76,986; and prepaid interest in connection with the Purchasers’ Notes of $143,994.

We had total fixed assets of $1,317,657 as of September 30, 2007, which included equipment of $244,736; furniture and fixtures of $66,177; and leasehold improvements of $1,006,745; which was offset by $263,841 of accumulated deprecation. Leasehold improvements mainly included the XA Scenes office space and venue rental in New York, improvements on that space, and equipment mainly includes equipment purchased in connection with the XA Scenes venue.

We had other assets of $1,336,114 as of September 30, 2007, which included $398,866 of prepaid interest on convertible notes payable; $71,939 of deposits; and $865,309 of goodwill.

We had total assets of $4,505,509 as of September 30, 2007.

We had total current liabilities of $5,385,526 as of September 30, 2007, which included $585,379 of accounts payable, $283,005 of interest payable, which represents accrued and unpaid interest on 11% Convertible Notes; $1,753 of withheld and accrued taxes; $527,485 of unearned revenues; $837,904 of line of credit; and $3,150,000 of current portion of long term debt in connection with amounts owed to the Purchasers pursuant to the outstanding promissory notes.

We had derivative liability of $429,789 as of September 30, 2007, in connection with the outstanding notes owed to the Purchasers.

We had negative working capital of $3,269,947 and a total retained deficit of $3,940,609 as of September 30, 2007.

We had net cash used by operating activities of $576,451 for the nine months ended September 30, 2007, which was mainly due to $531,026 of net loss, $761,707 of increase in accounts receivable, and $378,843 of increase in work in process, offset by $360,574 of increase in unearned revenues, $176,802 of amortization of discounts on notes payable and $274,955 of decrease in prepaid expenses.

We had $300 of net cash used by investing activities for the nine months ended September 30, 2007, which was due to $2,000 of purchase of fixed assets offset by $1,700 of decrease in deposits.

We had $487,904 of net cash provided by financing activities during the nine months ended September 30, 2007, which represented $450,000 of increase in debt in connection with the sale of the Follow On Notes and $37,904 in increase in line of credit.

The Company has a line of credit agreement which it entered into on August 12, 2004, with LaSalle Bank National Association ("LaSalle") for $750,000.  The line of credit was due August 12, 2005, and the interest varied at 0.25% over the prime rate. The Company's assets secure the line of credit. Prior to the expiration of the line of credit, the line of credit was renewed for another year and increased to $800,000. On or around June 30, 2007, the Company entered into a promissory note evidencing amounts owed under the line of credit, in the amount of $600,000, which promissory note accrued interest at the rate of 2.25% above the prime rate then in affect, which line of credit was later amended and replaced by the Line of Credit, defined and described below.

On June 1, 2006, we entered into a business loan for a loan of up to $750,000 with LaSalle, which loan accrued interest at the prime rate plus 0.25% until paid.  The loan was originally due on June 30, 2007, but was extended by the parties entry into a promissory note on or around June 30, 2007, which increased the interest rate to 2.25% per annum, which provided for $66,666 to be paid on July 31, 2007; a payment of accrued interest under the promissory note on July 31, 2007; and one payment of principal and interest of approximately $200,064 on July 31, 2007.  We failed to make the required payments due under the promissory note pursuant to the payment schedule above, and as such, the interest rate of the funds due under the promissory note increased by 2%; however, this promissory note was subsequently amended and replaced by the Line of Credit defined and described below.

On or about August 27, 2007, we entered into a promissory note with LaSalle, evidencing a line of credit (the “Line of Credit”), which evidenced and aggregated the amounts previously outstanding under the line of credit and promissory note described above, in an amount of $867,000.  The Line of Credit bears interest at the rate of 10.5% per annum, adjustable as provided in the Line of Credit, until paid.  We are required to make monthly payments of interest under the Line of Credit, with the full outstanding balance of the Line of Credit due on December 1, 2007.  In the event of our default under the Line of Credit, the interest rate of the Line of Credit will increase by 2% over the interest rate then in affect.

 We are currently in discussions with LaSalle regarding the repayment of the Line of Credit.  Moving forward, we plan to secure alternative bank financing to repay the amounts owed under the Line of Credit, of which there can be no assurance.

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

We will need to raise additional financing in the future to repay the $3,150,000 which we owe under the August, September and October 2006 Senior Notes and the Follow On Notes, which notes are due and payable on June 22, 2008 in connection with the $1,250,000 August 2006 funding and $200,000 of the Follow On Funding, June 11, 2008, in connection with $200,000 of the Notes and $50,000 of the Follow On Notes, and June 29, 2008, in connection with the $1,250,000 October 2006 funding and $200,000 of the Follow On Funding, assuming such note holders do not convert such notes into shares of our common stock in connection with their Optional Conversion and Mandatory Conversion rights (described above) and will require approximately $867,000 which we owe under the Line of Credit, which amount is due on December 1, 2007, and has not been repaid to date, but which we are currently in negotiations with several banks regarding obtaining loans to repay such construction loan.  We can provide no assurances however that our lender will not declare a default under the construction loan, and/or that we will be able to obtain sufficient funds from alternative lending sources to repay the amount owed pursuant to the construction loan.   Furthermore we anticipate the need for approximately $1 to $5 million of additional financing to support strategic acquisitions and our current expansion plan for the next 18 to 24 months.

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

RISK FACTORS

WE HAVE A PRESENT NEED FOR CAPITAL IN ADDITION TO $2.7 MILLION RAISED IN AUGUST THROUGH OCTOBER 2006 AND $450,000 RAISED IN JUNE 2007.

We intend to seek additional acquisitions which acquisitions will likely require additional capital ranging from $3 to $5 million, which is in addition to $2.7 million raised in August through October 2006 and $450,000 raised in June 2007. Furthermore, the due date of such Notes (as amended by the First Amendment to the Notes), is June 22, 2008 in connection with the $1,250,000 August 2006 funding and $200,000 of the Follow On Funding, June 11, 2008, in connection with $200,000 of the Notes and $50,000 of the Follow On Notes, and June 29, 2008, in connection with the $1,250,000 October 2006 funding and $200,000 of the Follow On Funding, if such Notes are not converted into shares of our common stock prior to such due dates. Finally, we have approximately $867,000 which is due to LaSalle on December 1, 2007, pursuant (described in greater detail above under “Liquidity and Capital Resources”). At this time, no additional financing has been secured. Our growth and continued operations could be impaired by limitations on our access to the capital markets. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to continue our business operations and pursue our expansion strategy. We need to raise additional capital to repay the Purchasers and the Line of Credit, and as a result, we may seek to enter into acquisitions or mergers in the future, of which we currently have no immediate plans, but which if undertaken, could result in a restructuring, change of control and/or a change in our business focus, as well as potential dilution to then current shareholders. In the event we do not raise additional capital from conventional sources, there is every likelihood that we may need to scale back or curtail implementing our business plan.

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

OUR AUDITOR HAS RAISED DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We had a comprehensive net loss of $1,695,481 for the year ended December 31, 2006 which included an adjustment to net loss of $296,121 due to the decrease in the fair value of our derivatives, and a net comprehensive loss of $498,317 for the nine months ended September 30, 2007, which included an adjustment to net loss in connection with the increase in fair value of our derivatives of $32,709. We had a $3,269,947 working capital deficiency and a total retained deficit of $3,940,609 as of September 30, 2007. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

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

We had 3,977,250 shares of common stock outstanding as of September 30, 2007. Assuming a conversion price of $0.50 per share (which conversion price and therefore the number of shares issuable in connection with the conversion of the Notes is subject to adjustment as provided in the Notes, subject to a $0.25 floor), the principal amount of the outstanding notes held by the Purchasers will convert into 6,300,000 shares of common stock and the outstanding Warrants, MVI Warrants and Venture Warrants can be exercised for 1,972,500 shares of common stock. As such, the conversion of the August, September and October 2006 Notes, the Follow On Notes and exercise of the Warrants, Venture Warrants and MVI Warrants as well as the Follow On Warrants, will cause substantial dilution to our existing shareholders.

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

Since the filing of our Answer, the Landlord has filed Second and Third Amended Verified Complaints, and we have answered such complaints. The Landlord's Third Amended Verified Complaint alleged damages for our alleged breach of the lease and alleged damages for prospective rent. The total damages asked for by the Landlord in the Third Amended Verified Complaint total approximately $309,710 plus interest. On February 28, 2006, we filed our Answer and Affirmative Defenses to Third Amended Verified Complaint, whereby we denied certain of the Landlord's claims and asserted our Affirmative Defenses. The trial date was scheduled for July 2007, but has since been extended.  There is a status hearing on this case scheduled for the first quarter of 2008.

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

During the second quarter of 2007, we filed a complaint against three of our former employees and another third party, alleging that two of those former employees had violated their non-compete agreements with us, which they agreed to pursuant to and in connection with their entry into employment agreements with us, as well as other causes of action, including violation of the Illinois Trade Secrets Act and tortuous interference. We subsequently obtained a Restraining Order against the two former employees who we allege are barred from their current actions due to their non-compete agreements with us, which prevents them from performing any services on behalf of any of our clients. Subsequent to the filing of this Report, we anticipate entering the discovery phase of the litigation. We are seeking an injunction against the defendants and damages in connection with our former employees’ breach of their non-compete agreements and the other causes of actions alleged.  There is a status hearing scheduled in this case for late November 2007.

The Company is not aware of any pending legal proceedings other than the ones described above, to which it is a party which is material to its business operations.

ITEM 2. CHANGES IN SECURITIES

Effective January 1, 2007, we entered into an Agreement with David M. Loev, of The Loev Law Firm, PC, to serve as our legal counsel and perform legal services for us until December 31, 2007. In connection with our entry into the Agreement, we agreed to issue Mr. Loev 25,000 Form S-8 registered shares of our common stock, which shares were registered and issued in August 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2007.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBITS

Exhibit Number	Description of Exhibit

10.1(1)	Common Stock Purchase Warrant A

10.2(2)	Voting Agreement between Joseph Wagner and Frank Goldstin

10.3(2)	Voting Agreement between Jean Wilson and Frank Goldstin

10.4(3)	Fiori Asset Purchase Agreement

10.5(4)	Asset Acquisition Agreement with Musters & Company, Inc.

10.6(4)	Waiver Agreement

10.7(5)	Christopher Spencer Consulting Agreement

10.8(6)	Waiver of Rights Agreement

10.9(7)	Securities Purchase Agreement Dated August 8, 2006

10.10(7)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital LLC

10.11(7)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital II LLC

10.12(7)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital III LLC

10.13(7)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital IV LLC

10.14(7)	11% Senior Secured Convertible Promissory Note with Katie & Adam Bridge Partners L.P.

10.15(7)	Warrant with Sands Brothers Venture Capital LLC ($1.10 initial exercise price)

10.16(7)	Warrant with Sands Brothers Venture Capital II LLC ($1.10 initial exercise price)

10.17(7)	Warrant with Sands Brothers Venture Capital III LLC ($1.10 initial exercise price)

10.18(7)	Warrant with Sands Brothers Venture Capital IV LLC ($1.10 initial exercise price)

10.19(7)	Warrant with Katie & Adam Bridge Partners L.P. ($1.10 initial exercise price)

10.20(7)	Warrant with Sands Brothers Venture Capital LLC ($0.30 initial exercise price)

10.21(7)	Warrant with Sands Brothers Venture Capital II LLC ($0.30 initial exercise price)

10.22(7)	Warrant with Sands Brothers Venture Capital III LLC ($0.30 initial exercise price)

10.23(7)	Warrant with Sands Brothers Venture Capital IV LLC ($0.30 initial exercise price)

10.24(7)	Warrant with Katie & Adam Bridge Partners L.P. ($0.30 initial exercise price)

10.25(7)	Warrant with Mastodon Ventures, Inc. ($0.30 initial exercise price)

10.26(7)	Registration Rights Agreement

10.27(7)	Security Agreement

10.28(7)	Joseph Wagner 60 Month Consulting Agreement Effective August 1, 2006

10.29(7)	Jean Wilson 60 Month Employment Agreement Effective August 1, 2006

10.30(7)	Joseph Wagner Stock Option Agreement to Purchase 850,000 Shares at an Exercise Price of $0.75 Per Share

10.31(7)	Jean Wilson Stock Option Agreement to Purchase 650,000 Shares at an Exercise Price of $0.75 Per Share

10.32(8)	Second Funding Waiver of Rights Agreement

10.33(9)#	Securities Purchase Agreement Effective September 26, 2006 with G. Chris Andersen

10.34(9)#	11% Senior Secured Convertible Promissory Note with G. Chris Andersen

10.35(9)#	Warrant with G. Chris Andersen ($1.10 initial exercise price)

10.36(9)#	Registration Rights Agreement with G. Chris Andersen

10.37(9)#	Security Agreement with G. Chris Andersen

10.38(9)	Securities Purchase Agreement Dated October 23, 2006 with Vision Opportunity Master Fund, Ltd.

1039(9)	11% Senior Secured Convertible Promissory Note with Vision Opportunity Master Fund, Ltd. (1)

10.40(9)	Warrant with Vision Opportunity Master Fund, Ltd. ($1.10 initial exercise price)

10.41(9)	Warrant with Vision Opportunity Master Fund, Ltd. ($0.30 initial exercise price)

10.42(9)	Registration Rights Agreement with Vision Master Fund, Ltd.

10.43(9)	Security Agreement with Vision Master Fund, Ltd.

10.44(9)	Third Waiver of Rights Agreement with the 6% Purchasers

10.45(9)	Consulting Agreement with MVI

10.46(10)	Agreement Regarding the Cancellation of the Series A Preferred Stock of XA, Inc.

10.47(10)	Legal Services Agreement with David M. Loev

10.48(11)	Securities Purchase Agreement With the Sands Brothers Purchasers (June 22, 2007)

10.49(11)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital LLC (June 22, 2007)

10.50(11)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital II LLC (June 22, 2007)

10.51(11)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital III LLC (June 22, 2007)

10.52(11)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital IV LLC (June 22, 2007)

10.53(11)	11% Senior Secured Convertible Promissory Note with Katie & Adam Bridge Partners L.P. (June 22, 2007)

10.54(11)	Warrant with Sands Brothers Venture Capital LLC ($0.30 initial exercise price) (June 22, 2007)

10.55(11)	Warrant with Sands Brothers Venture Capital II LLC ($0.30 initial exercise price) (June 22, 2007)

10.56(11)	Warrant with Sands Brothers Venture Capital III LLC ($0.30 initial exercise price) (June 22, 2007)

10.57(11)	Warrant with Sands Brothers Venture Capital IV LLC ($0.30 initial exercise price) (June 22, 2007)

10.58(11)	Warrant with Katie & Adam Bridge Partners L.P. ($0.30 initial exercise price) (June 22, 2007) (June 22, 2007)

10.59(11)	Registration Rights Agreement with the Sands Brothers Purchasers (June 22, 2007)

10.60(11)	Security Agreement with the Sands Brothers Purchasers (June 22, 2007)

10.61(11)	Securities Purchase Agreement Dated June 29, 2007 with Vision Opportunity Master Fund, Ltd.

10.62(11)	11% Senior Secured Convertible Promissory Note with Vision Opportunity Master Fund, Ltd. (June 29, 2007)

10.63(11)	Warrant with Vision Opportunity Master Fund, Ltd. ($0.30 initial exercise price) (June 29, 2007)

10.64(11)	Registration Rights Agreement with Vision Master Fund, Ltd. (June 29, 2007)

10.64(11)	Security Agreement with Vision Master Fund, Ltd. (June 29, 2007)

10.65(11)	Securities Purchase Agreement effective June 11, 2007 with G. Chris Andersen

10.66(11)	11% Senior Secured Convertible Promissory Note with G. Chris Andersen (effective June 11, 2007)

10.67(11)	Warrant with G. Chris Andersen ($0.30 initial exercise price) (effective June 11, 2007)

10.68(11)	Registration Rights Agreement with G. Chris Andersen (effective June 11, 2007)

10.69(11)	Security Agreement with G. Chris Andersen (effective June 11, 2007)

10.70(11)	Securities Purchase Agreement effective June 11, 2007 with Paul M. Higbee

10.71(11)	11% Senior Secured Convertible Promissory Note with Paul M. Higbee (effective June 11, 2007)

10.72(11)	Warrant with Paul M. Higbee ($0.30 initial exercise price) (effective June 11, 2007)

10.73(11)	Registration Rights Agreement with Paul M. Higbee (effective June 11, 2007)

10.74(11)	Security Agreement with Paul M. Higbee (effective June 11, 2007)

10.75(11)	Waiver of Rights Agreement Dated On Or Around June 22, 2007 with the Purchasers

10.76(11)	First Amendment to Consulting Agreement with Joseph Wagner

10.77(11)	First Amendment to 11% Senior Secured Convertible Promissory Note with the Sands Brothers Purchasers

10.78(11)	First Amendment to 11% Senior Secured Convertible Promissory Note with Vision Master Fund, Ltd.

10.79(11)	First Amendment to 11% Senior Secured Convertible Promissory Note with Paul M. Higbee

10.80(11)	First Amendment to 11% Senior Secured Convertible Promissory Note with G. Chris Andersen

31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer to Section 906 of the Sarbanes-Oxley Act of 2002

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

b) REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the quarter ended September 30, 2007, or the period from September 30, 2007, through the date of this filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XA, INC.

DATED: November 19, 2007	By: /s/ Joseph Wagner
Joseph Wagner
Chief Executive Officer