Form 10KSB
period 2007-12-31
XA, INC.
filed 2008-04-15
CIK 1132034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The issuer's revenues for the most recent fiscal year ended December 31, 2007 were $8,433,848.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of April 14, 2008, was approximately $305,645.

As of April 11, 2008 the issuer had 3,977,252 shares of common stock, $.001 par value per share outstanding ("Common Stock").

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format: Yes [  ] No [X]

XA, INC.
FORM 10-KSB

YEAR ENDED
December 31, 2007
INDEX

Part I

Item 1	Description of Business	3

Item 2.	Description of Property	17

Item 3.	Legal Proceedings	18

Item 4.	Submission of Matters to a Vote of Security Holders	19

Part II

Part III

PART I

ITEM 1. DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB (THIS "FORM 10 KSB"), INCLUDING STATEMENTS UNDER "ITEM 1. DESCRIPTION OF BUSINESS," AND "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS", CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF XA, INC., AND/OR ITS WHOLLY OWNED SUBSIDIARIES, THE EXPERIENTIAL AGENCY, INC., AN ILLINOIS CORPORATION AND FIORI XA, INC., XA SCENES, INC. AND XA INTERACTIVE, INC., NEVADA CORPORATIONS (COLLECTIVELY "XA", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-KSB, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2007.

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

Follow On Funding

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

On or about June 29, 2007, we entered into a Securities Purchase Agreement with Vision, and collectively with Andersen and Higbee and the Sands Brothers Purchasers, the "Purchasers”. Pursuant to the Securities Purchase Agreement with Vision (collectively with the Andersen and Higbee Purchase Agreements and the Sands Brothers Purchase Agreement, the "Follow On Funding Purchase Agreements"), we sold Vision $200,000 in twelve (12) month, 11% Senior Subordinated Secured Convertible Promissory Notes (the "Follow On Vision Note," and collectively with the Follow On Andersen and Higbee Notes and the Follow On Sands Brothers Notes, the "Follow On Notes") and granted Vision two hundred thousand (200,000) five year warrants to purchase shares of our common stock at $0.30 per share (the “Follow On Visions Warrants,” and collectively the Follow On Andersen and Higbee Warrants, and the Follow On Sands Brothers Warrants, the “Follow On Warrants,” and the “Follow On Vision Funding,” and collectively with the Andersen and Higbee Follow On Funding and the Sands Brothers Follow On Funding, the “Follow On Funding”).

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

The Senior Notes, Second Funding Senior Notes, Follow On Notes, Warrants, Second Funding Warrants (as well as the MVI and Venture Warrants), and the Follow On Notes contain certain anti-dilution provisions, which provide that if we issue or sell any additional shares of common stock (including convertible shares of common stock and/or options or warrants to purchase shares of common stock) other than as a dividend or other distribution (a "Dilutive Issuance") at less than the Conversion Price or Exercise Price then in effect, the Conversion Price or Exercise Price shall be automatically reduced to the lower Effective Price (as defined in the Senior Notes, Second Funding Senior Notes, Follow On Notes, Warrants, Second Funding Warrants and Follow On Warrants) of the issuance and/or sale. However, Purchasers have agreed to waive such anti-dilution provision in connection with the issuance of up to 250,000 shares for professional services, which have been fully issued to date ( the "Excepted Issuances").  As a result, we have used up all of the Excepted Issuances.  However, because the issuance of the Follow On Warrants were not included in the Excepted Issuances as provided in the Prior $1.10 Warrants, the exercise price of such Prior $1.10 Warrants was automatically reset to $0.30 in connection with the grant of the Follow On Warrants (the “Purchaser Re-pricing”). Additionally, because the issuance of the Follow On Warrants was not waived by the holders of our Class A Warrants, exercisable for $9.60 per share, which were granted on June 30, 2004 in connection with a sale of 6% Convertible Notes on that date, such Class A Warrants were automatically re-priced, pursuant to their anti-dilution provisions to $0.30 per share (the “Class A Re-pricing” and collectively with the Purchaser Re-pricing, the “Re-pricings”).

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

Prior to our entry into the Purchase Agreement and the Second Funding Purchase Agreements, and the consummation of the funding, we received waivers from LaSalle Bank National Association to approve the fundings and a construction loan with LaSalle Bank National Association, as described below. Additionally, we received the waiver of the 6% Note Purchasers, ,who purchased the 6% Convertible Notes in June and September 2004, to approve the funding and waive our previous default under the 6% Convertible Notes (described in greater detail below) pursuant to our entry into a Waiver of Rights Agreement with the 6% Note Purchasers on July 17, 2006, with an effective date of June 30, 2006, which Waiver of Rights Agreement was later extended by the 6% Note Purchasers until August 9, 2006 in connection with the August 2006 Funding, and our entry into two additional Waiver of Rights Agreements with the 6% Note Purchasers, the Second Waiver Agreement and the Third Waiver Agreement (as described herein).  However, the 6% Note Purchasers did not consent to the issuance of convertible notes and warrants in connection with the Follow On Funding, and as such, the exercise price of the Class A Warrants held by the 6% Note Purchasers has automatically reset to $0.30 per share in connection with the issuance of the Follow On Warrants.

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

In connection with each of the Follow On Funding transactions, we entered into Registration Rights Agreements with each of the Purchasers, which replaced and superseded the prior Registration Rights Agreements entered into between the Purchasers and us in August, September and October 2006.  The Registration Rights Agreements were subsequently replaced and superseded by the Registration Rights Agreements entered into with the Purchasers in connection with the Second Follow on Funding, described below.

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

LaSalle Bank Loans

The Company has a line of credit agreement which it entered into on August 12, 2004, with LaSalle Bank National Association ("LaSalle") in the amount of $750,000.  The line of credit was originally due August 12, 2005, and the interest varied at 0.25% over the prime rate. The Company's assets secure the line of credit. Prior to the expiration of the line of credit, the line of credit was renewed for another year and increased to $800,000. On or around June 30, 2007, the Company entered into a promissory note evidencing amounts owed under the line of credit, in the amount of $600,000, which promissory note accrued interest at the rate of 2.25% above the prime rate then in affect, which line of credit was later amended and replaced by the Line of Credit, defined and described below.

On June 1, 2006, we entered into a business loan for a loan of up to $750,000 with LaSalle, which loan accrued interest at the prime rate plus 0.25% until paid in full.  The loan was originally due on June 30, 2007, but was extended by the parties entry into a separate promissory note on or around June 30, 2007, which increased the interest rate to the prime rate then in effect, plus an additional 2.25% per annum, which provided for $66,666 to be paid on July 31, 2007; a payment of accrued interest under the promissory note on July 31, 2007; and one payment of principal and interest of approximately $200,064 on July 31, 2007.  We failed to make the required payments due under the promissory note pursuant to the payment schedule above, and as such, the interest rate of the funds due under the promissory note increased by 2%; however, this promissory note was subsequently amended and replaced by the LaSalle Line of Credit defined and described below.

On or about August 27, 2007, we entered into a promissory note with LaSalle, evidencing a line of credit (the “LaSalle Line of Credit”), which evidenced and aggregated the amounts previously outstanding under the line of credit and promissory note described above, in an amount equal to $867,000.  The LaSalle Line of Credit bears interest at the rate of 2.25% above the prime rate then in effect, which was equal to 10.5% per annum as of August 27, 2007, adjustable as provided in the LaSalle Line of Credit, until paid.  We were required to make monthly payments of interest under the LaSalle Line of Credit, with the full outstanding balance of the LaSalle Line of Credit due on December 1, 2007.  The agreement provides that, in the event of default, the interest rate of the LaSalle Line of Credit will increase by 2% over the interest rate then in effect.

We failed to make the required payment due under the promissory note on December 1, 2007, which promissory note had a remaining balance of $844,485.03 as of December 11, 2007.  This unpaid balance consists of $837,904.00 in principle and $6,581.03 in accrued and unpaid interest.  On December 3, 2007, LaSalle notified the Company by letter that the promissory note was in default, and beginning on December 4, 2007, interest will accrue on the unpaid balance of the promissory note (and any accrued and unpaid interest thereon) at the default annual rate of 11.75% (the prime rate plus 4.25% per year), based on the bank’s prime rate of 7.5%.  Pursuant to LaSalle’s letter as of December 4, 2007, the Company had until December 31, 2007 to repay the remaining balance of the promissory note, or LaSalle would seek alternatives to payment.

Second Follow On Funding

On or about December 21, 2007, the Company entered into a Securities Purchase Agreement (the "Sands Brothers Purchase Agreement") with Sands Brothers Venture Capital III LLC (the “Sands Brothers III”), pursuant to which we sold Sands Brothers III a twelve (12) month, 11% Senior Subordinated Secured Convertible Promissory Note in the aggregate principal amount of $200,000 (the "Second Follow On Sands Brothers Note") and five (5) year warrants to purchase an aggregate of two hundred thousand (200,000) shares of our common stock at an exercise price of $0.30 per share (the "Sands Brothers Warrants," and collectively the “Sands Brothers Second Follow On Funding”).

On or about December 21, 2007, we entered into a Securities Purchase Agreement with Vision Opportunity Master Fund, Ltd. ("Vision," and collectively with Sands Brothers, the "Second Follow On Purchasers”). Pursuant to the Securities Purchase Agreement with Vision (collectively with the Sands Brothers Purchase Agreement, the "Second Follow On Funding Purchase Agreements"), we sold Vision a $200,000 twelve (12) month, 11% Senior Subordinated Secured Convertible Promissory Note (the "Second Follow On Vision Note," and collectively with the Second Follow On Sands Brothers Notes, the "Second Follow On Notes") and granted Vision two hundred thousand (200,000) five year warrants to purchase shares of our common stock at $0.30 per share (the “Second Follow On Vision Warrants,” and collectively with the Second Follow On Sands Brothers Warrants, the “Second Follow On Warrants,” and the “Second Follow On Vision Funding,” and collectively with the Sands Brothers Second Follow On Funding, the “Second Follow On Funding”).

The Company paid $100,000 from the Second Follow On Funding to LaSalle, to repay a portion of the principal and interest owed to LaSalle through the LaSalle Line of Credit and entered into a Forbearance Agreement with LaSalle, pursuant to which LaSalle will forbear enforcement of its rights and remedies against us and Experiential until June 1, 2008, conditioned on performance of certain terms and conditions.  These terms and conditions include entering into a new note in the amount of $738,000 with continuing interest and principal payments of $10,000 due on March 1, 2008, April 1, 2008, and May 1, 2008.  Furthermore, the Forbearance Agreement requires the Company, the Second Follow On Purchasers and the other junior lenders to enter into Subordination Agreements and a General Release for the benefit of LaSalle (the “Subordination Agreements”), as well as requiring us to agree to pay all legal fees and expenses incurred by LaSalle in connection with the defaults and the Forbearance Agreement.

Second Follow On Funding Notes

The $400,000 in Second Follow On Notes bear interest at the rate of 11% per annum until paid, and have a maturity date of the earlier of (i) December 21, 2008; or upon the consummation by us of a merger, combination or sale of substantially all of our assets or the purchase by a single entity or person or group of affiliated entities or persons of more than fifty (50%) percent of our voting stock, of which there are no current plans (a “Combination Event”).

Interest on the Second Follow On Notes is payable upon maturity, repayment or upon conversion of the Notes into shares of our common stock as described below. The Second Follow On Notes may not be prepaid prior to their maturity date. Any amount not paid under the Notes when due will bear interest at the rate of eighteen percent (18%) per annum until paid in full (the "Default Interest").

The Second Follow On Notes are convertible, at the option of each of the Second Follow On Purchasers, at any time, into shares of our common stock at a conversion price equal to the lesser of $0.50 or 50% of the effective price per share of shares of common stock sold in a Private Offering (as defined below, provided that such conversion price will never be less than $0.25 per share (unless the Private Offering price is less than $0.25 per share, in which case the Conversion Price will be equal to such Private Offering price due to the anti-dilution provisions of the notes as described below), the "Conversion Price") if we complete a private offering of our securities in which we receive gross proceeds of not less than $3,000,000 (the "Private Offering").

Our repayment of the Second Follow On Notes and any accrued interest thereon is secured by a security interest in substantially all of our assets, which the Second Follow On Purchasers share pari passu, which we granted to the Second Follow On Purchasers pursuant to Security Agreements (the "Security Agreements"), which we entered into with the Second Follow On Purchasers at the various closings.

Pursuant to the Second Follow On Notes, we agreed that we would not undertake certain events, including those described below, without the prior written consent of all of the Second Follow On Purchasers:

o
liquidate or dissolve, consolidate with, or merge into or with, any other corporation or other entity, except that any wholly-owned subsidiary may merge with another wholly-owned subsidiary or with us;

o
will not sell, transfer, lease or otherwise dispose of, or grant options, warrants or other rights with respect to, all or a substantial part of our properties or assets to any person or entity outside of the ordinary course of business, unless specifically excluded in the Purchase Agreement;

o	will not redeem or repurchase any of our outstanding securities; and

o	will not create, incur or assume any indebtedness other than in the ordinary course of business, and/or in connection with the Subsequent Funding.

"Events of Default" under the Second Follow On Notes include but are not limited to the following:

o	our failure to pay any amounts due under the Second Follow On Notes when due, and such failure continues for five (5) days;

o
our failure to comply with any covenants we made pursuant to the Purchase Agreements and such failure continues for a period of five (5) business days in connection with our affirmative covenants and two (2) business days in connection with our negative covenants;

o	our entry into bankruptcy or insolvency;
o	our default in the payment of any other obligation in connection with money borrowed in excess of $50,000, which default continues for three (3) business days;

o	if a judgment is rendered against us or any of our subsidiaries which exceeds in aggregate $50,000, which judgment is not vacated or satisfied within twenty (20) days; or

o	our violation of any material representation of any of the documents entered into in connection with the Funding.

If an Event of Default occurs under the Second Follow On Notes, the Second Follow On Purchasers may seek specific performance of any covenant or agreement contained in the Second Follow On Notes and/or enforce their security interest over substantially all of our assets.

Furthermore, pursuant to the Second Follow On Purchase Agreement, we agreed to grant the Second Follow On Purchasers the right to appoint one Director to our Board of Directors (or a Board Advisory Seat to observe at all board meetings). In the event such Second Follow On Purchasers desire to exercise such right to appoint a Director, our Board of Directors will be increased to five (5) members.

Pursuant to the Second Follow On Notes, we agreed to provide the Second Follow On Purchasers a right of first refusal to invest pro rata in any and all of our future financings on identical terms as those offered to other potential investors. Furthermore, we agreed to not create or incur, contingently or otherwise, any indebtedness (other than indebtedness incurred in our historic business and in the ordinary course of our business), which is not expressly subordinated in right of payment and otherwise to the Second Follow On Notes.

Second Follow On Funding Warrants

The Second Follow On Funding Warrants are exercisable at an exercise price of $0.30 per share (subject to adjustment in the Second Follow On Warrants), at any time prior to 5:00 P.M. EST on: December 21, 2012.

The Second Follow On Warrants are exercisable in connection with the payment of cash, or if such Second Follow On Warrants are exercised on a date when a registration statement covering the shares underlying the Second Follow On Warrants has not been declared effective with the Securities and Exchange Commission or such registration statement is no longer in effect, the Second Follow On Warrants include a cashless feature, whereby if the exercise price of the warrants is equal to or greater than the Fair Market Value of our common stock (as defined in the Second Follow On Warrants), the number of shares of common stock issuable to the Second Follow On Purchasers in connection with any exercise is equal to the product of the number of shares to which the Second Follow On Warrants are being exercised multiplied by a fraction, the numerator of which is the exercise price then in effect and the denominator of which is the Fair Market Value of our common stock.

Additionally, in connection with the Second Follow On Funding, the terms of all of the prior warrants issued to Sands Brothers and Vision in 2006 and 2007, in connection with prior fundings were amended to extend the exercise date of such warrants to five (5) years from the date of the Second Following On Funding.

Second Follow On Funding Registration Rights Agreements

In connection with each of the Second Follow On Funding transactions, we entered into Registration Rights Agreements with each of the Second Follow On Purchasers and Mastodon Ventures, Inc., which replaced and superseded the prior Registration Rights Agreements entered into between the Second Follow On Purchasers and us in August 2006, October 2006, and June 2007, in connection with the previous sale of $3,150,000 in 11% Senior Secured Convertible Notes (the “Prior Funding” and the “Prior Notes”) to such Second Follow On Purchasers and additional purchasers not defined above, and the grant of an aggregate of 1,942,500 warrants to purchase shares of our common stock at an exercise price of $0.30 per share (the “Prior Warrants”), to all such purchasers and Mastodon Ventures, Inc. (“Mastodon”), as a consultant to us and the Second Follow On Purchasers in connection with the Prior Funding (the “Second Follow On Rights Agreements”). The Second Follow On Rights Agreements provided the Second Follow On Purchasers and Mastodon  and its assigns, registration rights in connection with the shares that the Prior Notes and the Second Follow On Notes are convertible into, as well as an additional 350,000 warrants with identical terms as the Second Follow On Warrants which were issued to Mastodon in connection with the Second Follow On Funding, and which the Second Follow On Warrants and Prior Warrants are exercisable for (the “Registrable Securities”).

Pursuant to the Second Follow On Rights Agreements, we agreed to register the Registrable Securities on a  registration statement with the Securities and Exchange Commission (the "Commission" and the "Registration Statement") pursuant to the deadlines discussed below. We agreed that in the event that the Private Offering has not occurred within six (6) months of the date of the Second Follow On Funding closing, December 21, 2007, which date is June 21, 2008, we would file the Registration Statement with the Commission within forty-five days of such six (6) month anniversary, August 5, 2008, and that we would obtain effectiveness of the Registration Statement no more than ninety (90) days after the date we are required to file such Registration Statement, or November 3, 2008 (the "Initial Registration Deadlines").

In the event that we are unable to register all of the Registrable Securities in one Registration Statement because of the applicability of Rule 415, the Second Follow On Purchasers, as well as Mastodon (collectively the “Registration Rights Holders”), have agreed that the number of shares we can register at any one time will be allocated pro rata to each of the Registration Rights Holders.

We and the Second Follow On Purchasers also agreed pursuant to the Second Follow On Rights Agreement, that in the event that we are not able to register all of the Registrable Securities, that we would use our best efforts to file additional Registration Statements to register the Registrable Securities that were not registered in any initial Registration Statement as promptly as possible and in a manner permitted by the Commission (each an “Additional Registration Statement”). We agreed to file any Additional Registration Statement within the earlier of (i) sixty (60) days following the sale of substantially all of the Registrable Securities included in the initial Registration Statement or any Additional Registration Statement and (ii) six (6) months following the effective date of the initial Registration Statement or any Additional Registration Statement, or such earlier date as permitted by the Commission. We also agreed that if we are required to file any Additional Registration Statement, that we would file such Additional Registration Statement within thirty (30) days and use our best efforts to obtain effectiveness of such Additional Registration Statement within ninety (90) days of such filing date (the “Additional Registration Deadlines,” and collectively with the Initial Registration Deadlines, the “Registration Deadlines”).

If we fail to obtain effectiveness of any required Registration Statement by the applicable Registration Deadlines, or after such effectiveness the Second Follow On Purchasers are unable to sell the Registrable Securities, due to any reason other than the Commission’s application of Rule 415, we are obligated, pursuant to the Second Follow On Rights Agreements, to pay the Second Follow On Purchasers an amount in cash equal to two (2%) of the total principal amount of the Prior Notes and the Second Follow On Notes ($71,000), for each thirty (30) day period which the Registration Deadlines are not met or the Second Follow On Purchasers are unable to sell the Underlying Shares. If we fail to pay such damages within five (5) days of the date payable, we are required to pay interest on the amount payable at the rate of eighteen percent (18%) per annum, accruing daily until such amounts are paid in full.

Subsequent Events:
Sands Brothers Line of Credit

On or about February 29, 2008, the Company and Experiential Agency, Inc., the Company’s wholly owned subsidiary (“Experiential”) entered into a Revolving Line of Credit Agreement (the “Sands Brothers Line of Credit”) with Sands Brothers Venture Capital III LLC (“Sands Brothers”), pursuant to which Sands Brothers extended a revolving line of credit to the Company for a period extending to June 29, 2008 in the principal amount of up to two hundred thousand dollars ($200,000).  Any funds advanced to the Company through the Sands Brothers Line of Credit will be used for operating expenses in connection with the operations of Experiential, and will be immediately transferred to Experiential as a capital contribution.  Such operating expenses may include but are not limited to legal fees, vendor expenses, auditor fees, payroll, rents, and financing expenses.

In connection with the Sands Brothers Line of Credit, the Company received an initial advance on or around February 29, 2008, of one hundred thousand dollars ($100,000) and executed and delivered to Sands Brothers a Promissory Note (the “First Advance Note”) in the initial amount of one hundred thousand dollars ($100,000), evidencing such advance.  Further, on March 27, 2008, the Company received a second advance of one hundred thousand dollars ($100,000) and executed and delivered to Sands Brothers a Promissory Note (the “Second Advance Note”) in the amount of one hundred thousand dollars ($100,000), evidencing such advance.  The second advance exhausted the funding Sands Brothers has agreed to provide pursuant to the Sands Brothers Line of Credit. The First Advance Note and the Second Advance Note bear interest until paid in full at the rate of twelve percent (12%) per annum, with the interest on such notes payable monthly in arrears commencing on April 1, 2008.  In the event any payment is not made within three (3) days of the date such payment is due under either note, both outstanding notes will bear interest at the rate of fifteen percent (15%) per annum, and such failure to pay the required payment is defined as an “Acceleration Event.” Any Acceleration Event or Event of Default gives Sands Brothers the right to provide for the entire amount of unpaid principal and interest on the outstanding notes to be immediately due and payable with fifteen days prior notice in the event of an Acceleration Event and without prior notice if an Event of Default occurs.  The principal and any unpaid interest on the both notes is due and payable on June 29, 2008.

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

For eighteen (18) years, XA has worked with clients around the globe to design and produce strategic multidimensional, highly stylized and integrated event programs. During the year ended December 31, 2007, XA planned more than one hundred events which were attended by more than 100,000 people, for clients including Sports Illustrated, Moet Hennessey, McDonald's Corporation (NYSE:MCD), Cookie Magazine, National Geographic, McGraw Hill, Walt Disney Company (NYSE:DIS), Pepsi (NSYE:PBG), UNICEF, NBC Universal, Heitman,  Jet Airways, Audi, LXR, New Yorker Magazine and Guinness Beer.

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

 Creative Talent

A primary value that XA brings to its clients is the creative talent, energy and commitment of its employees. XA seeks to attract and retain the best personnel by developing attractive compensation, benefits and training programs and providing long-term career opportunities that its smaller competitors cannot duplicate. XA has approximately eighty-one (81) employees, of whom approximately fifty (50) are part-time employees and thirty-one (31) are full-time employees.

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

Since the filing of our Answer, the Landlord has filed Second and Third Amended Verified Complaints, and we have answered such complaints. The Landlord's Third Amended Verified Complaint alleged damages for our alleged breach of the lease and alleged damages for prospective rent. The total damages asked for by the Landlord in the Third Amended Verified Complaint total approximately $309,710 plus interest. On February 28, 2006, we filed our Answer and Affirmative Defenses to Third Amended Verified Complaint, whereby we denied certain of the Landlord's claims and asserted our Affirmative Defenses. The trial date was scheduled for July 2007, but has since been extended.  There is a hearing scheduled for October 14, 2008.

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

During the second quarter of 2007, we filed a complaint against three of our former employees and another third party, alleging that two of those former employees had violated their non-compete agreements with us, which they agreed to pursuant to and in connection with their entry into employment agreements with us, as well as other causes of action, including violation of the Illinois Trade Secrets Act and tortuous interference. We subsequently obtained a Restraining Order against the two former employees who we allege are barred from their current actions due to their non-compete agreements with us, which prevents them from performing any services on behalf of any of our clients. Subsequent to the filing of this Report, we anticipate entering the discovery phase of the litigation. We are seeking an injunction against the defendants and damages in connection with our former employees’ breach of their non-compete agreements and the other causes of actions alleged.  The case is still ongoing.

The Company is not aware of any pending legal proceedings other than the ones described above, to which it is a party which is material to its business operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

The following table sets forth the high and low trading prices for the Company's common stock for the periods indicated as reported by the NASDAQ OTC-Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

TRADING PRICES

Quarter Ended	High	Low

December 31, 2007	$0.28	$0.07
September 30, 2007	$0.50	$0.28
June 30, 2007	$0.54	$0.255
March 31, 2007	$0.48	$0.25

December 31, 2006	$0.35	$0.21
September 30, 2006	$0.40	$0.15
June 30, 2006	$0.75	$0.30
March 31, 2006	$0.51	$0.40

There were approximately 35 holders of record of the common stock as of April 11, 2008. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend. The Company's common stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act. In general, a security which is not quoted on NASDAQ or has a market price of less than $5.00 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus, the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

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

On December 21, 2007, we entered into a Subscription Agreements with Sands Brothers Venture Capital III, LLC and Vision Opportunity Master Fund, Ltd., whereby we sold each of them (i) $200,000 in twelve (12) month 11% Senor Secured Convertible Promissory Notes (for $400,000 in total Notes sold) which are convertible as provided in such notes; and (ii) five year Warrants to purchase 200,000 shares of our common stock each (for the total issuance of 400,000 warrants) at an exercise price of $0.30 per share. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 for the above, since the foregoing did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer.

On December 21, 2007, in consideration for and in connection with the Second Follow On Funding (described above) we granted Mastodon 350,000 five year Warrants to purchase shares of our common stock at an exercise price of $0.30 per share. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 for the above, since the foregoing did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer.

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

We also believe that multinational organizations headquartered both inside and outside of the United States are increasingly interested in building relationships with business communications and event management firms and owners of events who can provide their services on a worldwide basis. Our international client base continues to grow and in order to better serve these organizations, we plan to aggressively expand our international client base over the next 12 to 24 months, funding permitting.

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

COMPARISON OF OPERATING RESULTS

YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006

We had sales of $8,433,848 for the year ended December 31, 2007, compared to sales of $9,824,677 for the year ended December 31, 2006, a decrease in sales from the prior period of $1,390,829 or 14.2%. The decrease in sales was mainly due to the loss of the LaSalle Bank account and several other client accounts, during the year ended December 31, 2007.  Our sales vary quarter to quarter based on the number of programs and events we plan during those quarters.

We had cost of goods sold relating to direct production costs of $4,519,232 for the year ended December 31, 2007, compared to cost of goods sold relating to direct production costs of $5,782,391 for the year ended December 31, 2006, a decrease in cost of goods sold from the prior period of $1,263,159 or 21.8%.  The decrease in cost of goods sold was directly attributable to our decrease in sales for the year ended December 31, 2007, compared to the prior year.

Cost of goods sold as a percentage of sales was 53.6% for the year ended December 31, 2007, compared to 58.9% for the year ended December 31, 2006, a decrease in cost of goods sold as a percentage of sales of 5.3% from the prior year.

We had gross profit of $3,914,616 for the year ended December 31, 2007, compared to gross profit of $4,042,286 for the year ended December 31, 2006, a decrease in gross profit of $127,670 or 3.2% from the prior period. The decrease in gross profit was due to the 14.2% decrease in sales offset by the 21.8% decrease in cost of goods sold.

We had administrative expenses of $4,775,951 for the year ended December 31, 2007, compared to administrative expenses of $4,992,871 for the year ended December 31, 2006, a decrease in administrative expenses of $216,920 or 4.3% from the prior period.

The decrease in administrative expenses was due to reductions in the number of our senior producers during the year ended December 31, 2007, compared to the year ended December 31, 2006, and our management’s effort to reduce administrative expenses during the three months ended December 31, 2007.

We had a loss from operations of $861,335 for the year ended December 31, 2007, compared to a loss from operations of $950,585 for the year ended December 31, 2006, a decrease in loss from operations of $89,250 or 9.4% from the prior period. The decrease in loss from operations was mainly attributable to the $216,920 or 4.3% decrease in administrative expenses offset by the $127,670 or 3.2% decrease in gross profit for the year ended December 31, 2007, compared to the prior year.

We had net other expenses for the year ended December 31, 2007, of $962,620, compared to net other expenses of $1,041,017 for the year ended December 31, 2006, a decrease in net other expenses of $78,397 or 7.5% from the prior period. The main reason for the decrease in net other expenses was a $540,000 decrease in intangible impairment, to $0 for the year ended December 31, 2007, compared to $540,000 for the year ended December 31, 2006, in connection with a one time writedown of an operating loss carryforward, offset by a $453,034 or 88.9% increase in other expenses, to $962,711 for the year ended December 31, 2007, compared to $509,677 for the year ended December 31, 2006, in connection with interest on our outstanding promissory notes and higher accrued interest on our outstanding convertible notes, in connection with a greater amount of convertible notes, with a higher interest rate outstanding during the year ended December 31, 2007, compared to the year ended December 31, 2006, and an $8,569 decrease in other income for the year ended December 31, 2007 compared to the year ended December 31, 2006.

We had a net loss of $1,823,955 for the year ended December 31, 2007, compared to a net loss of $1,991,602 for the year ended December 31, 2006, a decrease in net loss of $167,647 or 8.4% from the prior year. The decrease in net loss was attributable to the 4.3% decrease in administrative expenses, the 21.8% decrease in cost of goods sold and the 7.5% decrease in net other expenses, offset by the 14.2% decrease in sales for the year ended December 31, 2007, compared to the year ended December 31, 2006.

We had other comprehensive income, consisting of decrease in fair value of derivatives, for the year ended December 31, 2007 of $454,091, compared to $296,121 for the year ended December 31, 2006, an increase of $157,970 or 53.3% from the prior year.  This decrease in fair value of derivatives is attributable to the volatile price of the Company’s common stock.

We had net comprehensive loss of $1,369,864 for the year ended December 31, 2007, compared to net comprehensive loss of $1,695,481 for the year ended December 31, 2006, a decrease in net comprehensive loss of $325,617 or 19.2% from the prior year.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $1,615,096 as of December 31, 2007, which included cash of $504,012; accounts receivable of $394,453; work in progress at cost of $43,408; prepaid expenses of $253,473; and prepaid finance charges of $419,750.

We had total fixed assets of $964,651 as of December 31, 2007, which included equipment of $244,736; furniture and fixtures of $66,177; and leasehold improvements of $1,006,745; which was offset by $353,006 of accumulated deprecation. Leasehold improvements mainly included the XA Scenes office space and venue rental in New York, improvements on that space, and equipment mainly includes equipment purchased in connection with the XA Scenes venue.

We had other assets of $937,248 as of December 31, 2007, which included $71,939 of deposits; and $865,309 of goodwill.

We had total assets of $3,516,995 as of December 31, 2007.

We had total current liabilities of $5,688,233 as of December 31, 2007, which included $706,630 of accounts payable, $421,104 of interest payable, which mainly represents accrued and unpaid interest on our 11% Convertible Notes; $3,292 of withheld and accrued taxes; $169,303 of unearned revenues; $837,904 of line of credit; and $3,550,000 of current portion of long term debt in connection with amounts owed to the Purchasers pursuant to the outstanding promissory notes.

We had derivative liability of $10,116 as of December 31, 2007, in connection with the outstanding notes owed to the Purchasers.

We had negative working capital of $4,073,137 and a total retained deficit of $5,233,538 as of December 31, 2007.

We had net cash used by operating activities of $703,903 for the year ended December 31, 2007, which was mainly due to $1,873,995 of net loss, offset by $334,722 decrease in prepaid finance charges, $318,344 increase in accrued interest, $192,398 increase in accounts payable, $212,853 in amortization of discounts on notes payable and $141,145 of depreciation.

We had $300 of net cash used by investing activities for the year ended December 31, 2007, which was due to $2,000 of purchase of fixed assets offset by $1,700 of decrease in deposits.

We had $835,589 of net cash used by financing activities during the year ended December 31, 2007, which represented an $850,000 increase in notes payable and a $37,904 increase in line of credit, offset by an increase of $52,315 in derivative liability.

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

On June 1, 2006, we entered into a business loan for a loan of up to $750,000 with LaSalle, which loan accrued interest at the prime rate plus 0.25% until paid.  The loan was originally due on June 30, 2007, but was extended by the parties entry into a promissory note on or around June 30, 2007, which increased the interest rate to 2.25% per annum, which provided for $66,666 to be paid on July 31, 2007; a payment of accrued interest under the promissory note on July 31, 2007; and one payment of principal and interest of approximately $200,064 on July 31, 2007.  We failed to make the required payments due under the promissory note pursuant to the payment schedule above, and as such, the interest rate of the funds due under the promissory note increased by 2%; however, this promissory note was subsequently amended and replaced by the LaSalle Line of Credit defined and described below.

On or about August 27, 2007, we entered into a promissory note with LaSalle, evidencing a line of credit (the “LaSalle Line of Credit”), which evidenced and aggregated the amounts previously outstanding under the line of credit and promissory note described above, in an amount equal to $867,000.  The LaSalle Line of Credit bears interest at the rate of 2.25% above the prime rate then in effect, which was equal to 10.5% per annum as of August 27, 2007, adjustable as provided in the LaSalle Line of Credit, until paid.  We were required to make monthly payments of interest under the LaSalle Line of Credit, with the full outstanding balance of the LaSalle Line of Credit due on December 1, 2007.  The agreement provides that, in the event of default, the interest rate of the LaSalle Line of Credit will increase by 2% over the interest rate then in effect.

We failed to make the required payment due under the promissory note on December 1, 2007, which promissory note had a remaining balance of $844,485.03 as of December 11, 2007.  This unpaid balance consisted of $837,904.00 in principle and $6,581.03 in accrued and unpaid interest.  On December 3, 2007, LaSalle notified the Company by letter that the promissory note was in default, and beginning on December 4, 2007, interest will accrue on the unpaid balance of the promissory note (and any accrued and unpaid interest thereon) at the default annual rate of 11.75% (the prime rate plus 4.25% per year), based on the bank’s prime rate of 7.5%.  Pursuant to LaSalle’s letter as of December 4, 2007, the Company had until December 31, 2007 to repay the remaining balance of the promissory note, or LaSalle would seek alternatives to payment.

We subsequently paid $100,000 from the Second Follow On Funding to LaSalle, to repay a portion of the principal and interest owed to LaSalle through the LaSalle Line of Credit and entered into a Forbearance Agreement with LaSalle, pursuant to which LaSalle will forbear enforcement of its rights and remedies against us and Experiential until June 1, 2008, conditioned on performance of certain terms and conditions.  These terms and conditions include entering into a new note in the amount of $738,000 with continuing interest and principal payments of $10,000 due on March 1, 2008, April 1, 2008, and May 1, 2008.  Furthermore, the Forbearance Agreement requires the Company, the Second Follow On Purchasers and the other junior lenders to enter into Subordination Agreements and a General Release for the benefit of LaSalle (the “Subordination Agreements”), as well as requiring us to agree to pay all legal fees and expenses incurred by LaSalle in connection with the defaults and the Forbearance Agreement.

Description of Funding Events:

On August 8, 2006, we entered into a Securities Purchase Agreement, with Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital II LLC, Sands Brothers Venture Capital III LLC, Sands Brothers Venture Capital IV LLC, and Katie & Adam Bridge Partners, L.P. (collectively the "Sands Brothers Purchasers"), pursuant to which we sold the Sands Brothers Purchasers fifteen month, 11% Senior Subordinated Secured Convertible Promissory Notes in the aggregate principal amount of $1,250,000 (the "August 2006 Notes") and five (5) year warrants to purchase an aggregate of one hundred and seventy-five thousand (175,000) shares of our common stock at an exercise price of $1.10 per share (the "Warrants").

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

On or about December 21, 2007, the Company entered into a Securities Purchase Agreement (the "Sands Brothers Purchase Agreement") with Sands Brothers Venture Capital III LLC (the “Sands Brothers III”), pursuant to which we sold Sands Brothers III a twelve (12) month, 11% Senior Subordinated Secured Convertible Promissory Note in the aggregate principal amount of $200,000 (the "Second Follow On Sands Brothers Note") and five (5) year warrants to purchase an aggregate of two hundred thousand (200,000) shares of our common stock at an exercise price of $0.30 per share (the "Sands Brothers Warrants," and collectively the “Sands Brothers Second Follow On Funding”).

On or about December 21, 2007, we entered into a Securities Purchase Agreement with Vision Opportunity Master Fund, Ltd. ("Vision," and collectively with Sands Brothers, the "Second Follow On Purchasers”). Pursuant to the Securities Purchase Agreement with Vision (collectively with the Sands Brothers Purchase Agreement, the "Second Follow On Funding Purchase Agreements"), we sold Vision a $200,000 twelve (12) month, 11% Senior Subordinated Secured Convertible Promissory Note (the "Second Follow On Vision Note," and collectively with the Second Follow On Sands Brothers Notes, the "Second Follow On Notes") and granted Vision two hundred thousand (200,000) five year warrants to purchase shares of our common stock at $0.30 per share (the “Second Follow On Vision Warrants,” and collectively with the Second Follow On Sands Brothers Warrants, the “Second Follow On Warrants,” and the “Second Follow On Vision Funding,” and collectively with the Sands Brothers Second Follow On Funding, the “Second Follow On Funding”).

On or about February 29, 2008, the Company and Experiential entered into a Revolving Line of Credit Agreement (the “Sands Brothers Line of Credit”) with Sands Brothers Venture Capital III LLC (“Sands Brothers”), pursuant to which Sands Brothers extended a revolving line of credit to the Company for a period extending to June 29, 2008 in the principal amount of up to two hundred thousand dollars ($200,000).

In connection with the Sands Brothers Line of Credit, the Company received an initial advance on or around February 29, 2008, of one hundred thousand dollars ($100,000) and executed and delivered to Sands Brothers a Promissory Note (the “First Advance Note”) in the initial amount of one hundred thousand dollars ($100,000), evidencing such advance.  Further, on March 27, 2008, the Company received a second advance of one hundred thousand dollars ($100,000) and executed and delivered to Sands Brothers a Promissory Note (the “Second Advance Note”) in the amount of one hundred thousand dollars ($100,000), evidencing such advance.  The second advance exhausted the funding Sands Brothers has agreed to provide pursuant to the Sands Brothers Line of Credit. The First Advance Note and the Second Advance Note bear interest until paid in full at the rate of twelve percent (12%) per annum, with the interest on such notes payable monthly in arrears commencing on April 1, 2008.  In the event any payment is not made within three (3) days of the date such payment is due under either note, both outstanding notes will bear interest at the rate of fifteen percent (15%) per annum, and such failure to pay the required payment is defined as an “Acceleration Event.” Any Acceleration Event or Event of Default gives Sands Brothers the right to provide for the entire amount of unpaid principal and interest on the outstanding notes to be immediately due and payable with fifteen days prior notice in the event of an Acceleration Event and without prior notice if an Event of Default occurs.  The principal and any unpaid interest on both notes is due and payable on June 29, 2008.

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

The Company paid $100,000 from the Second Follow On Funding to LaSalle, to repay a portion of the principal and interest owed to LaSalle through the LaSalle Line of Credit and entered into a Forbearance Agreement with LaSalle, pursuant to which LaSalle will forbear enforcement of its rights and remedies against us and Experiential until June 1, 2008, conditioned on performance of certain terms and conditions.  These terms and conditions include entering into a new note in the amount of $738,000 with continuing interest and principal payments of $10,000 due on March 1, 2008, April 1, 2008, and May 1, 2008.  Furthermore, the Forbearance Agreement requires the Company, the Second Follow On Purchasers and the other junior lenders to enter into Subordination Agreements and a General Release for the benefit of LaSalle (the “Subordination Agreements”), as well as requiring us to agree to pay all legal fees and expenses incurred by LaSalle in connection with the defaults and the Forbearance Agreement.

The funds advanced to the Company through the Sands Brothers Line of Credit will be used for operating expenses in connection with the operations of Experiential, and will be immediately transferred to Experiential as a capital contribution.  Such operating expenses may include but are not limited to legal fees, vendor expenses, auditor fees, payroll, rent, and financing expenses.

We will need to raise additional financing in the future to repay the $3,550,000, not including accrued and unpaid interest on the notes, which we owe under the August, September and October 2006 Senior Notes, the Follow On Notes and the Second Follow On Notes, which notes are due and payable on June 22, 2008 in connection with the $1,250,000 August 2006 funding and $200,000 of the Follow On Funding, June 11, 2008, in connection with $200,000 of the Notes and $50,000 of the Follow On Notes, June 29, 2008, in connection with the $1,250,000 October 2006 funding and $200,000 of the Follow On Funding, and December 21, 2008, in connection with $400,000 of the Second Follow On Notes, assuming such note holders do not convert such notes into shares of our common stock in connection with their Optional Conversion and Mandatory Conversion rights (described above) and will require approximately $837,904 which we owe under the LaSalle Line of Credit, which amount was due on December 31, 2007; however, LaSalle has agreed to forbear its rights and remedies against us and Experiential until June, 1, 2008, provided we perform the terms and conditions discussed above.  We can provide no assurances however that we will be able to perform these terms and conditions, or that we will be able to obtain sufficient funds from alternative lending sources to repay the amount owed pursuant to the LaSalle Line of Credit.  Further, we owe Sands Brothers Venture Capital III LLC $200,000 in connection with a line of credit, which amount and any unpaid interest is due and payable on June 29, 2008.  In addition to the amounts described above, we anticipate the need for approximately $1 to $5 million of additional financing to support strategic acquisitions and our current expansion plan for the next 18 to 24 months.

We currently hope to raise approximately $3,000,000 in private equity or debt financing within the next fifteen months, of which there can be no assurance (the "Private Offering"). If we are able to affect the Private Offering, the September and October 2006 Second Funding Purchasers will have thirty (30) days following the closing of the Private Offering to decide whether to convert their September and October 2006 Notes into shares of our common stock (in connection with the conversion features of such Notes) and the August 2006 purchasers will be required to immediately convert their August 2006 Notes into shares of our common stock. If those September and October 2006 purchasers choose not to convert their September and October 2006 Notes into shares of our common stock, we will then have ten (10) days to repay them the total outstanding amount of their Notes together with any accrued and unpaid interest thereon.  All of the Follow On Notes are convertible at the option of the holders thereof until such notes are paid by us in full, along with any accrued and unpaid interest thereon.

A substantial portion of our investment capital for the next 12 months, if any, other than those amounts used to repay the LaSalle Line of Credit (and/or which will need to be used to repay the Notes, assuming such Notes are not converted into shares of our common stock) will be used to finance the expansion of our business in accordance with our growth and acquisition strategy described above. To the extent that the proceeds are not used for acquisitions, such proceeds will be used for general corporate purposes and for working capital needs. The amount and timing of such uses will vary depending on the availability of acquisition opportunities. Pending such uses, the net proceeds will be invested in short-term investment grade securities.

Furthermore, we may receive up to approximately $750,000 in connection with the exercise of the Warrants, which funds we plan to use, if such Warrants are exercised for cash (and not pursuant to a cashless exercise), of which there can be no assurance, for financing future acquisitions and/or working capital.

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

RISK FACTORS

WE HAVE A PRESENT NEED FOR CAPITAL IN ADDITION TO $2.7 MILLION RAISED IN AUGUST THROUGH OCTOBER 2006, $450,000 RAISED IN JUNE 2007, $400,000 RAISED IN DECEMBER 2007, AND $200,000 RAISED IN MARCH 2008.

We intend to seek additional acquisitions which acquisitions will likely require additional capital ranging from $3 to $5 million, which is in addition to $2.7 million raised in August through October 2006, $450,000 raised in June 2007, $400,000 raised in December 2007, and $200,000 raised in March 2008. Furthermore, the due date of such Notes (as amended by the First Amendment to the Notes), is June 22, 2008 in connection with the $1,250,000 August 2006 funding and $200,000 of the Follow On Funding, June 11, 2008, in connection with $200,000 of the Notes and $50,000 of the Follow On Notes, June 29, 2008, in connection with the $1,250,000 October 2006 funding and $200,000 of the Follow On Funding, and December 21, 2008, in connection with $400,000 of the Second Follow On Notes, if such Notes are not converted into shares of our common stock prior to such due dates. Finally, we have approximately $837,904 which is due to LaSalle as of December 31, 2007 (described in greater detail above under “Liquidity and Capital Resources”) and $200,000 which is due to Sands Brothers Venture Capital III LLC on June 29, 2008. At this time, no additional financing has been secured. Our growth and continued operations could be impaired by limitations on our access to the capital markets. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to continue our business operations and pursue our expansion strategy. We need to raise additional capital to repay the Purchasers and the Line of Credit, and as a result, we may seek to enter into acquisitions or mergers in the future, of which we currently have no immediate plans, but which if undertaken, could result in a restructuring, change of control and/or a change in our business focus, as well as potential dilution to then current shareholders. In the event we do not raise additional capital from conventional sources, there is every likelihood that we may need to scale back or curtail implementing our business plan.

WE MAY CHOOSE TO GO PRIVATE IN THE FUTURE AND/OR CEASE OUR PUBLIC FILINGS, WHICH COULD CAUSE YOU TO LOSE ALL LIQUIDITY IN YOUR INVESTMENT, AND/OR COULD CAUSE ANY INVESTMENT IN THE COMPANY TO BECOME WORTHLESS.

We may choose to go private in the future through a reverse merger with a separate company, or otherwise.  Additionally, the Company may file a Form 15 in the future, which if approved by the Commission, will suspend its periodic and current report filing obligations with the Commission. In the event that our management decides to take the Company private, any investors in the Company could be forced to be bought out, could hold shares in a non-reporting company or in the event of a reverse merger, could own shares in a company with operations which may be completely different, more risky and have less assets and/or revenues than the Company.  The shares they hold after any merger transaction or after any transaction which results in us ceasing to file reports with the Commission, if any, may not have an equivalent value to their shares of the Company, and/or may have diminished liquidity.  In the event that we decide to go private and/or file a Form 15 to suspend our reporting obligations with the Commission, any investment in the Company could be lost, may have a lesser value than our shares currently have, and/or may have no value or liquidity at all.

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

OUR AUDITOR HAS RAISED DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We had a net loss of $1,823,955 for the year ended December 31, 2007.  We also had an adjustment to net loss of $454,091 due to the decrease in the fair value of our derivatives, and a net comprehensive loss of $1,369,864 for the year ended December 31, 2007. We had a $4,073,137 working capital deficiency and a total retained deficit of $5,233,538 as of December 31, 2007. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

THE SENIOR NOTES ARE SECURED BY A SECURITY INTEREST IN SUBSTANTIALLY ALL OF OUR ASSETS.

In August 2006, we sold $1,250,000 in 11% Senior Secured Convertible Notes to certain purchasers, in September and October we sold an additional $1,450,000 in 11% Senior Secured Convertible Notes to three purchasers, in June 2007, we sold an aggregate of $450,000 in 11% Senior Secured Convertible Notes to the Purchasers, and in December 2007, we sold an aggregate of $400,000 in 11% Senior Subordinated Secured Convertible Promissory Notes. All of our currently outstanding Notes and interest on such Notes are convertible into shares of our common stock; however, if we fail to register the shares which the Notes are convertible into, such registration statement ceases to be effective or if the Purchasers fail to convert the outstanding amount of the Senior Notes into shares of our common stock, we will be obligated to repay up to $3,550,000, not including any accrued interest, on the due date of such Notes (as amended by the First Amendment to the Notes), June 22, 2008 in connection with the $1,250,000 August 2006 funding and $200,000 of the Follow On Funding, June 11, 2008, in connection with $200,000 of the Notes and $50,000 of the Follow On Notes, June 29, 2008, in connection with the $1,250,000 October 2006 funding and $200,000 of the Follow On Funding, and December 21, 2008, in connection with $400,000 of the Second Follow On Notes. If we default in our repayment of the Notes when due, the Purchasers can take control of substantially all of our assets due to the fact that the repayment of the Notes are secured by a Security Agreement, pursuant to which we granted the Purchasers a security interest in substantially all of our assets. As a result, if we default in the repayment of the Notes, the Purchasers may take control of substantially all of our assets, which could force us to curtail or abandon our business operations, and any investment in us could become worthless.

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

Pursuant to the Registration Rights Agreements, we agreed to register the shares of common stock which the Notes are convertible into and the shares of common stock underlying the Warrants (the “Underlying Shares”).  Pursuant to the Second Follow On Rights Agreements (which replaced and superseded the prior Registration Rights Agreements entered into in August 2006, October 2006, and June 2007, in connection with the previous sale of $3,150,000 in 11% Senior Secured Convertible Notes), we agreed to register the Registrable Securities on a Form SB-2 registration statement with the Securities and Exchange Commission (the "Commission" and the "Registration Statement") pursuant to the deadlines discussed below. We agreed that in the event that the Private Offering has not occurred within six (6) months of the date of the Second Follow On Funding closing, December 21, 2007, which date is June 21, 2008, we would file the Registration Statement with the Commission within forty-five days of such six (6) month anniversary, August 5, 2008, and that we would obtain effectiveness of the Registration Statement no more than ninety (90) days after the date we are required to file such Registration Statement, or November 3, 2008 (the "Initial Registration Deadlines").  However, in the event that we are unable to register all of the Registrable Securities in one Registration Statement because of the applicability of Rule 415 of the Securities Act of 1933, as amended, the Purchasers, as well as Mastodon Ventures, Inc. (collectively the “Registration Rights Holders”), have agreed that the number of shares we can register at any one time will be allocated pro rata to each of the Registration Rights Holders and to file additional registration statements to register the remaining Registrable Securities as described above under “Second Follow On Funding Registration Rights Agreement.”

If we fail to obtain effectiveness of any required Registration Statement by the applicable Registration Deadlines, or after such effectiveness the Second Follow On Purchasers are unable to sell the Registrable Securities, due to any reason other than the Commission’s application of Rule 415, we are obligated, pursuant to the Second Follow On Rights Agreements, to pay the Second Follow On Purchasers an amount in cash equal to two (2%) of the total principal amount of the Prior Notes and the Second Follow On Notes ($71,000), for each thirty (30) day period which the Registration Deadlines are not met or the Second Follow On Purchasers are unable to sell the Underlying Shares. If we fail to pay such damages within five (5) days of the date payable, we are required to pay interest on the amount payable at the rate of eighteen percent (18%) per annum, accruing daily until such amounts are paid in full. As a result, if we fail to timely file the Registration Statement and/or are prevented from timely receiving effectiveness of such filing, we could be forced to pay the Purchasers substantial penalties, which would reduce our cash on hand, and could cause us to curtail our current business plans, which would likely cause the value of our common stock to decline in value.

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

WE FACE A RISK OF A CHANGE IN CONTROL DUE TO THE FACT THAT OUR CURRENT OFFICERS AND DIRECTORS DO NOT OWN A MAJORITY OF OUR OUTSTANDING COMMON STOCK.

Our current officers and Directors can vote an amount of common stock equal to approximately fifteen percent (15%) of our outstanding common stock. As a result, our officers and Directors may not exercise majority voting control over us and our shareholders who are not officers and Directors of us may be able to obtain a sufficient number of votes to choose who serves as our Directors. Because of this, the current composition of our Board of Directors may change in the future, which could in turn have an effect on those individuals who currently serve in management positions with us. If that were to happen, our new management could affect a change in our business focus and/or curtail or abandon our business operations, which in turn could cause the value of our securities, if any, to decline.

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

We had 3,977,252 shares of common stock outstanding as of April 14, 2008. Assuming a conversion price of $0.25 per share (which conversion price and therefore the number of shares issuable in connection with the conversion of the Notes is subject to adjustment as provided in the Notes, subject to a $0.25 floor), the principal amount of the outstanding notes held by the Purchasers will convert into 14,200,000 shares of common stock and the outstanding Warrants, MVI Warrants and Venture Warrants can be exercised for 2,555,167 shares of common stock. As such, the conversion of the August, September and October 2006 Notes, the Follow On Notes, the Second Follow On Notes and exercise of the Warrants, Venture Warrants and MVI Warrants as well as the Follow On Warrants and Second Follow On Warrants, will cause substantial dilution to our existing shareholders.  Additionally, shareholders should keep in mind that the outstanding Warrants, Venture Warrants and MVI Warrants contain cashless exercise provisions, whereby in the event the shares issuable in connection with such securities are not registered with the Commission, the holders of such securities can exercise such securities for shares of our common stock by receiving a lesser number of shares of our common stock (as calculated in such warrants) and by not paying cash for such conversions.

WE WILL INCUR SIGNIFICANT INCREASED COSTS AS A RESULT OF OPERATING AS A FULLY REPORTING COMPANY IN CONNECTION WITH SECTION 404 OF THE SARBANES OXLEY ACT, AND OUR MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO NEW COMPLIANCE INITIATIVES.

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, for this Annual Report on Form 10-KSB, we were required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  For fiscal year 2009, Section 404 will require us to obtain a report from our independent registered public accounting firm attesting to the assessment made by management.  Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATIONS OF PENNY STOCKS.

Our common stock will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

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

The $3,550,000 in Notes have a conversion price equal to the lesser of $0.50 or 50% of the effective price of a planned subsequent private offering of our securities in which we receive gross proceeds of not less than $3,000,000, subject to a floor of $0.25 (the “Private Offering”), the approximately 2,692,500 five (5) year warrants to purchase shares of our common stock at $0.30 per share which we issued to the Purchasers and certain consultants in connection with the August, September and October 2006 fundings, the Follow On Funding and the Second Follow On Funding; and the 250,000 Class A Warrants which currently have an exercise price of $0.30 per share and are held by the 6% Note Purchasers, who previously purchased 6% Convertible Term Notes from us in June and September 2004, which notes have been repaid to date, but which Class A Warrants remain outstanding, contain anti-dilution provisions. Pursuant to those anti-dilution provisions, if we issue any shares of common stock or warrants to purchase any shares of common stock (or convertible securities) with an effective price per share of less than the conversion price of the Notes then in effect or the exercise price of the warrants then in effect, the conversion price of such Notes shall automatically reset to such effective price and/or the exercise price of such warrants shall reset to such lower effective price.

While the Purchasers have waived these anti-dilution provisions in connection with any securities issued in connection with the Private Offering, if we issue any other securities at an effective price less than the conversion price of the Notes or the exercise price of the Warrants, the Purchasers could be able to convert such Notes and/or exercise such Warrants into a much greater number of shares of common stock than they are currently able to. If this were to happen, the Purchasers could take voting control of the Company (subject to the Purchaser’s agreement to not hold more than 9.99% of our outstanding common stock unless they give us sixty-one days prior written notice) or choose to sell such shares in the open market, which would cause the trading value of our common stock to decline precipitously and could cause our common stock to become worthless.

IF WE ARE LATE IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC, WE MAY BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-QSB's or 10-KSB's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. If we are late in our filings three times in any twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

Report of Independent Registered Public Accounting Firm

Board of Directors
XA, Inc. and Subsidiary

We have audited the Balance sheet of XA, Inc. and Subsidiary as of December 31, 2007 and the related statements of operations, stockholders equity and cash flows for the years ending December 31, 2007.  These statements are responsibility of Company’s Management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XA, Inc. and Subsidiary as of December 31, 2007 and the related statements of operations, stockholders equity and cash flows for the years ending December 31, 2007 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has suffered losses the last two years.  This factor, among others including the Notes payable due in 2008, raises substantial doubt about the Company’s ability to continue as a going concern.  Management feels the Company’s continuation as a going concern depends upon its ability to obtain additional sources of capital and financing.  Management’s plan in regard to this matter is also described in Note 6.  The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Independence, Ohio
April 13, 2008

XA, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
	2007	2006
ASSETS
Current Assets
Cash	$504,012	$372,626
Accounts receivable	394,453	470,270
Work in process at cost	43,408	-
Prepaid expenses	253,473	180,981
Prepaid finance charges	419,750	463,556
Total Current Assets	1,615,096	1,487,433
Fixed Assets
Equipment	244,736	244,736
Furniture and fixtures	66,177	66,177
Leasehold improvements	1,006,745	1,004,745
	1,317,657	1,315,657
Less accumulated depreciation	(353,006)	(211,861)
	964,651	1,103,796
Other Assets
Deposits	71,939	73,639
Goodwill	865,309	865,309
	937,248	938,948
	$3,516,995	$3,530,177

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$706,630	$514,232
Interest Payable	421,104	102,760
Withheld and accrued taxes	3,292	3,731
Unearned revenues	169,303	166,911
Line of credit	837,904	800,000
Current portion of long term debt	3,550,000	1,450,000
Total Current Liabilities	5,688,233	3,037,634
Long-term Debt
Note payable	-	1,250,000
Derivative Liability	10,116	62,431
Stockholders' Equity
Series A preferred stock	-	-
Common stock	3,977	3,952
Additional paid in capital	2,297,996	2,289,621
Accumulated other comprehensive income	750,212	296,121
Retained deficit	(5,233,538)	(3,409,583)
	(2,181,353)	(819,889)
	$3,516,995	$3,530,177
See accompanying notes to financial statements.

XA, Inc. and Subsidiary
CONSOLIDATED INCOME STATEMENT
For the Year Ended December 31, 2007 and 2006

	Year-to-date	Year-to-date
	2007	2006

Revenues
Sales	$8,433,848	$9,824,677

Cost of goods sold
Direct production costs	4,519,232	5,782,391

Gross profit	3,914,616	4,042,286

Administrative expense
Administrative	4,775,951	4,992,871

Income from operations	(861,335)	(950,585)

Other income and expenses
Other income	91	8,660
Other expenses	(962,711)	(509,677)
Intangible impairment	-	(540,000)
	(962,620)	(1,041,017)
Income before taxes	(1,823,955)	(1,991,602)

Tax provisions
Tax provisions	-	-

Net (Loss)	(1,823,955)	(1,991,602)

Other Comprehensive Income
Decrease in fair value of
derivatives	454,091	296,121

Net Comprehensive Income	$(1,369,864)	$(1,695,481)

Loss per Share
Average shares outstanding	3,960,375	3,952,250
Net Loss	$(0.46)	$(0.50)
Other Comprehensive Income	$0.11	$0.07
Net Other Comprehensive Income	$(0.35)	$(0.43)

See accompanying notes to financial statements.

XA, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from January 1, 2005 through December 31, 2007						Accumulated
					Additional	Other
	Series A Preferred Stock		Common Stock --------------		Paid-in	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance December 31, 2004	3	$-	3,516,250	$3,516	$2,170,532	$-	$(1,300,835)	$873,213
Shares issued for services	-	-	202,500	203	42,625	-		42,828
Net Loss	-	-	-	-	-	-	(109,646)	(109,646)
Balance December 31, 2005	3	-	3,718,750	3,719	2,213,157		(1,410,481)	806,395
Shares issued for services	-	-	108,500	108	51,589	-	-	51,697
Shares issued for debt	-	-	125,000	125	24,875	-	-	25,000
Purchase and retirement of
Preferred shares	(1)	-	-	-	-	-	(7,500)	(7,500)
Net Other Comprehensive Loss	-	-	-	-	-	296,121	(1,991,602)	(1,695,481)
Balance December 31, 2006	2	$-	3,952,250	$3,952	$2,289,621	$296,121	$(3,409,583)	$(819,889)
Retirement of preferred shares	(2)	-	-	-	-	-	-	-
Shares issued for services	-	-	25,000	25	8,375		-	8,400
Shares issued for debt	-	-					-	-
Purchase and retirement of
Preferred shares		-	-	-	-	-		-
Net Other Comprehensive Loss	-	-	-	-	-	454,091	(1,823,955)	(1,369,864)
Balance December 31, 2007	-	$-	3,977,250	$3,977	$2,297,996	$750,212	$(5,233,538)	$(2,181,353)

See accompanying notes to financial statements.

XA, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2007 and 2006
	Year to date	Year to date
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(1,873,995)	$(1,991,602)
Adjustments to reconcile net earnings to net
cash provided (used) by operating activities:
Intangibles impairment		540,000
Depreciation	141,145	59,348
Amortization of Discounts on Notes Payable	212,853	260,614
Stock for services and debt	8,400	76,697
Changes in Current assets and liabilities:
(Increase) Decrease in Accounts receivable	75,817	744,222
(Increase) Decrease in Work in process	(43,048)	770,562
(Increase) Decrease in Prepaid expenses	(72,492)	(144,056)
(Increase) Decrease in Prepaid finance charges	334,722	(250,703)
(Increase) Decrease Prepaid employment contracts	-	164,467
(Decrease) Increase in Accounts payable	192,398	68,246
(Decrease) Increase in Accrued payroll	-	-
(Decrease) Increase in Accrued interest	318,344	41,285
(Decrease) in Withheld and accrued taxes	(439)	(740)
Increase (Decrease) in Unearned revenue	2,392	(1,055,318)
NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES	(703,903)	(716,978)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed assets	(2,000)	(1,027,372)
Purchase of Preferred stock	-	(7,500)
Increase in Goodwill	-	-
(Increase) Decrease in Deposits	1,700	(927)
NET CASH (USED) BY INVESTING
ACTIVITIES	(300)	(1,035,799)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	-
Increase in Derivative Liability	(52,315)	62,431
Payments on Notes Payable	-	(2,032,500)
Increase in Notes Payable	850,000	2,700,000
Increase in Line of credit	37,904	800,000
NET CASH USED BY
FINANCING ACTIVITIES	835,589	1,529,931

NET INCREASE (DECREASE) IN CASH	131,386	(222,846)
CASH ACQUIRED IN ACQUISITION	-	-
CASH AT BEGINNING OF PERIOD	372,626	595,472
CASH AT END OF PERIOD	$504,012	$372,626

See accompanying notes to financial statements.

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

December 31, 2007

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

CASH AND CASH EQUIVALENTS

For  purposes  of  the  statement  of  cash  flows,  the  Company  considers all short-term  debt  securities  three  months  or  less  to  be  cash equivalents.

Cash paid during the year for:
	2007	2006
	----	----
Interest	$89,641	$98,854
Income taxes	$-0-	$-0-

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost.  Maintenance, repairs and renewals are expensed as incurred.  Depreciation of property and equipment is provided for on the straight line and 200% declining balance basis over their estimated useful lives as follows:

Equipment	5 years
Furniture and fixtures	7 years
Leaseholds	10 years (the life of the lease)

Depreciation expense for the year ended December 31, 2007 and 2006 was $141,145 and $59,348, respectively.

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

The estimated tax provision at December 31, 2007 and 2006 consists of the following:

	2007	2006

Federal	$-0-	$-0-
State	-0-	-0-

	$-0-	$-0-

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

The Company has net loss carry forwards of approximately $2,575,961 that begin to expire  in  2020  for  federal  taxes  and  2017  for  state  taxes.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISKS

During 2007 and 2006 and at December 31, 2007 and 2006, the Company had deposits in banks  in  excess  of  the  FDIC  insurance  limit.

INTANGIBLE IMPAIRMENT

In the fourth quarter of 2007 and 2006, management reviewed the value of its intangible assets.  This review resulted in the write down of the intangible asset Deferred Taxes.  The balance in this account represented an estimate of the cash value of the Company’s net operating loss carry forward.   Management found no impairment of its intangible assets at December 31, 2007.  Impairment was tested as required by SFAS No 142 Goodwill and Other Intangible Assets, SFAS No 144 Accounting for the Impairment or Disposal of Long-term Assets, and FAS 141-1 a staff interpretation of Goodwill.

NOTE 2 – PREPAID INTEREST

Discount on Convertible Notes Payable represents costs the Company incurred in connection with the convertible promissory notes.  These costs will be amortized over  the  life  of  the  notes (24  months)  on  a  straight-line  basis.

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 2 – PREPAID INTEREST - CONTINUED

In connection with the August 8, September 26, October 23, 2006 and June 2007, notes, the Discount on Convertible Notes Payable represents costs the Company incurred in connection with the new convertible promissory notes.  These costs will be amortized over the life of the notes on a straight-line basis.

Amortization expense for the year ended December 31, 2007 and 2006 was $212,853 and $167,493, respectively.

NOTE 3 - NOTES PAYABLE

LINE OF CREDIT - On August 12, 2004, the Company entered into a Line of Credit agreement with a bank for $750,000.  The note was due September 30, 2006.  Interest varies at 0.25% over the Bank's prime rate.  The Company's assets secure the note.  The draws are based on a borrowing base formula at 75% of eligible accounts receivable less 90 days past due accounts.  The agreement required the payment of a $5,000 commitment fee.  The balance outstanding under this  agreement  at  December 31,  2007  and  2006  was  $0  and  $0,  respectively.

On June 1, 2006, the Company converted $800,000 of its line of credit to a construction loan.  The line of credit agreement was amended to $750,000.  The Company is in violation of one of the negative covenants of this loan concerning profitability.  The lender is aware of the violation and has taken no action to date.  The loan is due December 1, 2007.  The balance outstanding on these agreements was $0 and $800,000 at December 31, 2007 and 2006, respectively.

On June 30, 2007, the Company entered into a Line of Credit agreement with a bank for $600,000.  The note was due October 15, 2007.  Interest varies at 2.25% over the Bank's prime rate.  The balance outstanding at December 31, 2007 and 2006 was $0 and $0, respectively.

On June 30, 2007, the Company entered into a Line of Credit agreement with a bank for $266,672.  Interest varies at 2.25% over the Bank’s prime rate.  The balance outstanding at December 31, 2007 and 2006 was $0 and $0, respectively.

On July 31, 2007, the Company entered into a Line of Credit agreement with a bank for $837,940.  Interest varies at 2.25% over the Bank’s prime rate.  The balance outstanding at December 31, 2007 and 2006 was $837,904 and $0, respectively.

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 3 - NOTES PAYABLE - CONTINUED

LONG TERM DEBT - On June 29, 2004 the Company entered into a Convertible Promissory Note agreement with 5 unrelated entities.  The terms of the 5 notes are identical. The interest rate is 6%.  The notes are convertible into the Company's common stock at a conversion rate of $2.00 per share.  Conversion is at the Company's option.  However, if the Company requests conversion it must convert with registered stock.  The holder also received Class A and Class B Warrants (Note4) and purchased an additional $1,250,000 of convertible promissory notes on September 13, 2004.  The June 29, 2004 note was paid in full on August 8, 2006. The balance of these notes was paid in  2006.

On September 13, 2004, note holders with $267,500 due converted these notes into 1,076,693 pre-reverse split shares of the Company's common stock in accordance with the note agreement.  On November 1, 2004, note holders with $200,000 due converted these notes into 811,533 pre-reverse split shares of the Company's common stock in accordance with the note agreement.  The September 13, 2004 note was paid in 2006.  The balance outstanding was $0 and $2,032,500 at December 31, 2007 and 2006, respectively.

On June 26, 2006, the Company entered into a Securities Purchase Agreement with a group of  venture capital lenders and sold 11% Senior Subordinated Secured Convertible Promissory Notes in the amount of $1,250,000, five year warrants at an  exercise  price  of $1.10 per share and a conversion feature.  The exercise price of the warrants was changed in June 2007 to $0.30 per share.  In accordance with EITF 00-27 the estimated value of the conversion feature is $193,483.  The value  was  determined using the Black-Scholes pricing model under the following assumptions:  life  of  15  months,  risk free interest rate of 5.0%, a dividend yield  of  0%  and  volatility  of  11%.   The notes are secured by all the assets of the Company and are due November 8, 2007.  The balance outstanding at December 31, 2007 and 2006 was $1,250,000 and $0, respectively.

On September 26, 2006, the Company entered into a Securities Purchase Agreement with a group of venture capital lenders and sold 11% Senior Subordinated Secured Convertible Promissory Notes in the amount of $1,450,000, five year warrants at an exercise price of $1.10 per share and a conversion feature.  The exercise price of the warrants was changed in June 2007 to $0.30 per share.  In accordance with EITF 00-27 the estimated value of the conversion feature is $16,155.  The value was determined using the Black-Scholes pricing  model under the following assumptions:  life  of  15  months,  risk free interest rate of 5.0%, a dividend yield  of  0%  and  volatility  of  11%.  The notes are secured by a second position on all the assets of the Company with $200,000 due December 26, 2007.  The due date was extended in June 2007 to  June 2008.  The balance outstanding at December 31, 2007 and 2006 was $200,000 and $0, respectively.

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 3 - NOTES PAYABLE - CONTINUED

On October 23, 2006, the Company entered into a Securities Purchase Agreement with a group of venture capital lenders and sold 11% Senior Subordinated Secured Convertible Promissory Notes in the amount of $1,250,000, five year warrants at an exercise price of $1.10 per share and a conversion feature.  The exercise price of the warrants was changed in June 2007 to $0.30 per share.  In accordance with EITF 00-27 the estimated value of the conversion feature is $100,967.  The value was determined using the Black-Scholes pricing  model under the following assumptions:  life  of  15  months,  risk free interest rate of 5.0%, a dividend yield  of  0%  and  volatility  of  0.1%.  The notes are secured by a second position on all the assets of the Company with $1,250,000 due January 23, 2008.  The due date was extended in June 2007 to June 2008.  The balance outstanding at December 31, 2007 and 2006 was $1,250,000 and $0, respectively.

The notes will automatically convert to shares of common stock at the conversion price when the Company completes a private offering of its equity securities and receives  gross  proceeds  of no less than $3,000,000, with a effective purchase price of $1.50 per share and the Company has completed an effective registration statement  covering  the  resale  of  the  conversion  shares.

On June 11, 22 and 29, 2007, the Company entered into a Securities Purchase Agreement with two individuals and two venture capital groups and sold 11% Senior Subordinated Secured Convertible Promissory Notes in the total amount of $450,000, five year warrants at an exercise price of $0.30 per share and a conversion factor.  In accordance with EITF 00-27 the estimated value of the conversion feature is $400,068.  The value was determined using the Black-Scholes pricing  model under the following assumptions:  life  of  12  months,  risk free interest rate of 5.0%, a dividend yield  of  0%  and  volatility  of  0.1%.  The notes are secured by a first position on all the assets of the Company with $1,250,000 due in June 2008.  The balance outstanding at December 31, 2007 and 2006 was $450,000 and $0, respectively.

On December 21, 2007, the Company entered into a Securities Purchase Agreement with a venture capital group and sold 11% Senior Subordinated Secured Convertible Promissory Notes in the total amount of $400,000, five year warrants at an exercise price of $0.30 per share and a conversion factor.  In accordance with EITF 00-27 the estimated value of the conversion feature was $0.  The value was determined using the Black-Scholes pricing  model under the following assumptions:  life  of  12  months,  risk free interest rate of 5.0%, a dividend yield  of  0%  and  volatility  of  0.1%.  The notes are secured by a first position on all of the assets of the Company

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 3 - NOTES PAYABLE - CONTINUED

with $1,250,000 due in June 2008.  The balance outstanding at December 31, 2007 and 2006 was $400,000 and $0, respectively.

Total Long-Term debt at December 31, 2007, is as follows:

Total term debt	$3,550,000
Less Current portion	(3,550,000)

Long-term debt	$-0-

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

COMMON STOCK

On December 19, 2005 the shareholders of the Company increased the total authorized shares of common stock to 20,000,000 with a par value of $.001 per share.  The Company had 3,977,250 and 3,952,250 shares outstanding at December 31, 2007 and 2006, respectively.

STOCK WARRANTS

The Company has issued warrants to the now retired 6% note holders for 250,000 shares of common stock.  The purchase price of the shares is $9.60.  The warrants expire June 30, 2008.  These warrants remain outstanding at December 31, 2007.

The Company has issued warrants to its employees for 490,000 shares of common stock.  The purchase price of the shares is $0.34.  The warrants expire June 19, 2009.  These warrants remain outstanding at December 31, 2007.

The Company has issued warrants to the June 26, September 26, and October 23, 2006 Convertible securities for 433,333 shares of common stock at $0.30 and for 392,500 shares of common stock at $1.10, which were re-priced in June 2007, to $0.30 per share.  The warrants expire in August and November 2011.  These warrants remain outstanding at December 31, 2007.

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

STOCK WARRANTS - CONTINUED

The Company has issued warrants during 2006 in connection with services rendered for 766,667 shares of common stock at $0.30.  The warrants expire in August and November 2011.  These warrants remain outstanding at December 31, 2007.

The Company has issued warrants during 2006 to two of its executives for 1,500,000 shares of common stock at $0.75 per share.  These warrants have a vesting schedule and start vesting 12 months after the filing of an effective registration statement covering the resale of the common stock the 11% notes are convertible into.  These warrants remain outstanding at December 31, 2007.

The Company has issued warrants to the June 11, 22, 29, 2007 Convertible securities for 450,000 shares of common stock at $0.30.  The warrants expire in June 2012.  These warrants remain outstanding at December 31, 2007.

The Company has issued warrants to the December 21, 2007 Convertible securities for 400,000 shares of common stock at $0.30.  The warrants expire in June 2012.  These warrants remain outstanding at December 31, 2007.

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

On June 30, 2004 the Company entered into an eight-year lease for office space in Chicago.  The lease terminates June 30, 2012.  Lease payments are on a sliding scale as follows:

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 5- COMMITMENTS - CONTINUED

Period	Monthly Rent	Period	Monthly Rent
Year 1	$9,590	Year 5	$11,508
Year 2	$10,069	Year 6	$11,987
Year 3	$10,549	Year 7	$12,466
Year 4	$11,028	Year 8	$12,946

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

On October 5, 2007 the Company entered into a 48 month lease for equipment.  The lease payments are $555 per month.

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 5- COMMITMENTS - CONTINUED

Future minimum payments due under these lease agreements are as follows:

2007	$618,789
2008	$558,594
2009	$531,717
2010	$502,240
2011	$450,321

NOTE 6 – GOING CONCERN

The Company has suffered significant losses.  This combined with the secured and subordinated notes payable due dates raise substantial doubts concerning its ability to continue as a going concern. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing.  Management has plans to increase revenues over the next year which should increase cash flows from operations.  It also feels it can raise additional capital, and meet the conditions that will allow the 11% notes to be converted into common stock.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

The Directors and Officers of the Company are as follows:

Name	Age	Position	Since

Joseph Wagner	41	President,	August 2004
		Chief Executive Officer,
		Secretary and Chairman

Jean Wilson	46	Chief Operating Officer,	August 2004
		Chief Accounting Officer,
		Treasurer and Director

Christopher Spencer	38	Director	December 2005

Darren Andereck	42	President of The Experiential Agency, Inc.	June 2007

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

Darren Andereck

Darren Andereck has served as President of the Company’s wholly owned subsidiary, The Experiential Agency, Inc. (“Experiential), since June 2007.  Since July 2004, Mr. Andereck has served as Creative Director of Experiential.  Prior to being employed by Experiential, Mr. Andereck was a co-owner of Alice’s Garden, one of Chicago’s most prestigious floral and event décor providers for approximately 10 years.  Mr. Andereck does not have a consulting or employment agreement with the Company.  Mr. Andereck received a Bachelor of Science degree in Finance and Economics from The University of Missouri.

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

Christopher Spencer

Christopher Spencer entered into a one year, renewable consulting agreement with us to serve as our Director on December 19, 2005. The consulting agreement was for a period of twelve (12) months. Pursuant to the consulting agreement, Mr. Spencer was paid $2,000 per month and received an aggregate of 100,000 restricted shares of our common stock while employed under the consulting agreement, one for each quarter he is employed under the consulting agreement, which shares have been issued to date. The Company is obligated to maintain a director and officer policy of at least $1,000,000 during the term of Mr. Spencer's consulting agreement. The consulting agreement is terminated by Mr. Spencer's disability or his death. Mr. Spencer can terminate the consulting agreement for good reason and the Company can terminate the consulting agreement with cause (as described in the consulting). Additionally, Mr. Spencer's consulting agreement is terminated if the Company's voting shareholders vote to remove him as a Director or if he fails to be re-elected upon the termination of his current term as Director. Also the consulting agreement may be terminated by the mutual agreement of the parties. Upon Mr. Spencer's termination for any reason, he is entitled to receive only the compensation earned by him (including shares of stock) up to the date of the termination. The Consulting Agreement was renewed for the year ending December 31, 2007, with Mr. Spencer receiving $1,000 per month for his services as Director instead of $2,000 per month as was his consideration for the initial one year term of the agreement.  The Consulting Agreement has not been further renewed since December 31, 2007.

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

Mr. Wagner shall vest 283,333 of the Options upon the twelve (12) month anniversary of the date the United States Securities and Exchange Commission declares effective a registration statement covering the resale of the shares of common stock which the 11% Senior Secured Convertible Promissory Notes which we sold in August, September and October 2006 to certain third party purchasers (the "Purchasers") are convertible into and the shares of common stock which the Warrants granted to such Purchasers are exercisable for (the "Effectiveness Date"); Mr. Wagner shall vest 283,333 of the Options upon the twenty-four (24) month anniversary of the Effectiveness Date; and Mr. Wagner shall vest the remaining 283,334 options upon the thirty-six (36) month anniversary of the Effectiveness Date, provided however that all of the options shall vest immediately upon a Change in Control of the Company (as defined below).

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Joseph Wagner	-	850,000(1)	-	$0.75	August 2, 2011

Jean Wilson	-	650,000(1)	-	$0.75	August 2, 2011

Chris Spencer	150,000	-	-	$0.34	June 19, 2016

(1) An aggregate of 850,000 options to purchase shares of our common stock were granted to Joe Wagner and an aggregate of 650,000 options to purchase shares of our common stock at $0.75 per share, were granted to Jean Wilson in August 2006, which options vest at the rate of 1/3 per year, beginning one year from the date the Registration Statement we are contractually obligated to file to register the shares of common stock issuable in connection with the conversion of the Purchasers’ 11% Senior Secured Convertible Notes is declared effective with the Commission (the "Effectiveness Date") and/or upon a Change in Control (as defined in the options), as described in greater detail above.

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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file on a timely basis during the most recent fiscal year or prior fiscal years. Based on stockholder filings with the SEC, Joseph Wagner, Jean Wilson, Vision Opportunity Master Fund, Ltd.,  and Christopher Spencer are subject to Section 16(a) filing requirements.

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

ITEM 10. EXECUTIVE COMPENSATION

The table that follows presents the annual compensation of our Chief Executive Officer, and other executive officers who made more than $100,000 per year for the last three fiscal years ending December 31, 2007.

SUMMARY COMPENSATION TABLE
Annual Compensation*

					All Other
Name & Principal			Stock	Stock	Compen-	Total
Position	Year	Salary ($)	Awards	Options	sation	Compen- sation

Joseph Wagner (1)	2007	$200,000	-	-	-	$200,000
CEO, President,	2006	$200,000	$49,167(3)	(5)	-	$249,167
Secretary,	2005	$203,666	$28,333(3)	-	-	$231,999
and Chairman of
the Board of Directors

Jean Wilson (2)	2007	$150,000	-	-	-	$150,000
Chief Operating	2006	$150,000	$15,297(4)	(5)	-	$165,297
Officer,	2005	$143,699	$ 8,815(4)	-	-	$152,514
Principal
Accounting Officer,
Treasurer,
and Director

Christopher Spencer	2007	$12,000	-	-	-	$12,000
Director

Darren Andereck	2007	$148,000	-	-	-	$148,000
President of Experiential

Frank Goldstin(6)	2005	$189,246	$50,000(6)	-	-	$239,246
Former CEO

* Does not include perquisites and other personal benefits in aggregate amounts less than 10% of the total annual salary and other compensation. No Executive Officer received any Bonuses, Non-Equity Incentive Plan Compensation, or Nonqualified Deferred Compensation Earnings, during the three years ended December 31, 2007.

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

(2) Jean Wilson has served as our Chief Accounting Officer and Treasurer since August 1, 2004. Between August 1, 2004 and February 17, 2005, Mrs. Wilson served as our Vice President of operations and on February 17, 2005, was appointed Chief Operating Officer. In August 2006, Ms. Wilson entered into a (60) month employment agreement with the Company, effective August 1, 2006, which employment agreement replaced a prior employment agreement entered into on August 1, 2004.  Pursuant to the agreement, Ms. Wilson will receive $150,000 per year as compensation.

(3) In August 2004, Mr. Wagner also received as additional consideration 225,000 restricted shares of the Company's common stock subject to a risk of forfeiture. On December 31, 2004, 75,000 shares became fully vested and on December 31, 2005 an additional 75,000 shares became fully vested. The risk of forfeiture covering the remaining 75,000 shares ceased to exist in August 2006, in connection with our entry into a sixty (60) month Consulting Agreement with Mr. Wagner pursuant to which he will continue to receive $200,000 per year for his services to us (described in greater detail below). Mr. Wagner may engage in business activities or interests outside of the Company which are not adverse or competitive to the Company. The values listed in the table above represent the amortized amounts of the vested shares for each year presented.  The values above were calculated pursuant to FAS 123R.

(4) In August 2004, Ms. Wilson also received as additional consideration 70,000 restricted shares of the Company's common stock subject to a risk of forfeiture. On December 31, 2004, 25,000 shares became fully vested and on December 31, 2005, 22,500 shares became fully vested. The risk of forfeiture covering the remaining 22,500 shares ceased to exist in August 2006, in connection with Ms. Wilson's entry into a sixty (60) month Executive Employment Agreement, pursuant to which she received a pro rata amount of her salary payable under the Executive Employment Agreement for the months between August and December 2006, and will receive $150,000 per year for her services to us, during the remaining years of the Executive Employment Agreement (described in greater detail below). The values listed in the table above represent the amortized amounts of the vested shares for each year presented. The values above were calculated pursuant to FAS 123R.

(5) Joseph Wagner and Jean Wilson were granted 850,000 and 650,000 options to purchase shares of our common stock at an exercise price of $0.75 per share, respectively in August 2006. A Black - Scholes computation pursuant to FAS 123R of those options indicated that neither grant had material value, due to the fact that they have not vested yet (the options are described in greater detail under "Employment and Consulting agreements above.")

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

Additionally, we had two other employees who made between $100,000 and $129,999 per year for the year ended December 31, 2007, and one other employee who made more than $150,000 per year for the year ended December 31, 2007. While these individuals perform various tasks for us, we do not believe these individuals perform any functions as executive officers of the Company.

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

In Ms. Wilson’s case, her severance arrangement takes effect pursuant to the same Severance Events as defined above for Mr. Wagner. In the event of a Severance Event, Ms. Wilson shall be entitled to receive as severance pay, an amount equal to $250,000 in addition to all of the unpaid payments of salary that she has earned as of her termination date pursuant to the Employment Agreement. For instance, if she terminated her service to us pursuant to a Severance Event after August 1, 2007 (the one year anniversary of her entry into the Employment Agreement), she would receive as severance compensation, $250,000 plus the remaining amount of payments she had earned prior to the termination of the Employment Agreement. Additionally, all 650,000 of the options to purchase shares of our common stock which she was granted in August 2006, would vest to her immediately.

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

Executive Compensation Philosophy

Our Board of Directors, consisting of Joseph Wagner, who also serves as the Chairman of the Board of Directors, Jean Wilson and Christopher Spencer, determine the compensation provided to our executive officers in their sole determination. Our executive compensation program is designed to attract and retain talented executives to meet our short-term and long-term business objectives. In doing so, we attempt to align our executives’ interests with the interests of our shareholders by providing an adequate compensation package to such executives. This compensation package includes a base salary, which we believe is competitive with other companies of our relative size. In addition, we have previously granted certain options to our executive and non-executive employees as part of our compensation package, and our Board of Directors reserves the right to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance in the future. This package may also include long-term, stock based compensation to certain executives which is intended to align the performance of our executives with our long-term business strategies, which may be similar to our previous stock options granted during the year ended December 31, 2006.

Base Salary

The base salary of our executive officers, Joseph Wagner, our Chief Executive Officer, President, Secretary and Chairman of the Board of Directors, was established by our entry into a sixty month Consulting Agreement entered into with Mr. Wagner in August 2006, which has since been amended, currently totals a base salary of $200,000 per year and Jean Wilson, our Chief Operating Officer, Principal Accounting Officer, Treasurer and Director, was established by our entry into a sixty month Employment Agreement with Ms. Wilson in August 2006, currently totals a base salary of $150,000 per year, were established by evaluating the range of responsibilities of their positions, as well as the anticipated impact that Mr. Wagner and Ms. Wilson could have in meeting our strategic objectives. The established base salary of each individual was then benchmarked to comparable positions with that of our industry and similarly sized companies. Base salaries are adjusted to reflect the varying levels of position responsibilities and individual executive performance.

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

The Board of Directors (in establishing compensation levels for the Chief Executive Officer and Chief Operating Officer, as well as other executive positions) and the Company (in establishing compensation levels for all executives of the Company) may consider many factors, including, but not limited to, the individual’s abilities and executed performance that results in: the advancement of corporate goals of the Company, execution of the Company’s business strategies, contributions to positive financial results, contributions to the Company’s overall image and reputation in the Company’s industry, and contributions to the development of the management team and other employees. An officer must demonstrate his or her ability to deliver results in his or her areas of responsibility, which can include, among other things: business development with new and existing customers, development of new products, efficient management of operations and systems, implementation of appropriate changes and improvements to operations and systems, personnel management, financial management, and strategic decision making. In determining compensation levels, the Board of Directors may also consider: competitiveness of compensation packages relative to other comparable companies, both inside and outside of the event planning industry, and the experience level of each particular individual.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 14, 2008, with respect to the beneficial ownership of the Common Stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of the Common Stock:

Name and Address	Shares beneficially owned (1)		Percent (2)

Joe Wagner	385,201	(3)(4)(5)	9.7%
CEO, President, Secretary and Director
875 North Michigan Avenue Suite 2626 Chicago, Illinois 60611

Jean Wilson	96,000	(5)	2.4%
CFO, COO, Treasurer and Director
875 North Michigan Avenue Suite 2626 Chicago, Illinois 60611

Chris Spencer	100,000		2.5%
Director
875 North Michigan Avenue Suite 2626 Chicago, Illinois 60611

David M. Loev	379,933	(6)	9.2%	(7)
6300 West Loop South Bellaire, Texas 77401

Vision Opportunity Master Fund, Ltd.	393,748	(9)	9.9%	(10)
(8) 20 West 55th Street 5th Floor New York, New York 10019-5373

Paul M. Higbee	393,748	(11)	9.9%	(12)
175 Elmsley Court Ridgewood, New Jersey 07450

G. Chris Andersen	393,748	(11)	9.9%	(12)
430 Park Avenue Suite 701 New York, New York 10022

Sands Brothers Venture Capital II LLC	393,748	(14)	9.9%	(15)
(13) 90 Park Ave. 31st Floor New York, New York 10016

Sands Brothers Venture Capital III LLC	393,748	(17)	9.9%	(18)
(16) 90 Park Ave. 31st Floor New York, New York 10016

Sands Brothers Venture Capital IV LLC	393,748	(20)	9.9%	(21)
(19) 90 Park Ave. 31st Floor New York, New York 10016

Katie & Adam Bridge Partners, L.P.	393,748	(23)	9.9%	(24)
(22) 90 Park Ave. 31st Floor New York, New York 10016

Mastodon Ventures, Inc.	194,885	(26)	4.9%	(27)
(25) 600 Congress Avenue Suite 1220 Austin, Texas 78701

All officers and directors as a group (3 persons)	581,201	(3)(4)(5)	14.6%

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

(2) Using 3,977,252 shares of common stock outstanding as of March 26, 2007, unless otherwise stated.

(3) Includes 35,201 shares held personally by Joseph Wagner.

(4) Includes 350,000 shares of common stock held by Sandra M. Wagner, the wife of Joseph Wagner.

(5) Does not include an aggregate of 850,000 options to purchase shares of our common stock held by Joe Wagner and 650,000 options to purchase shares of our common stock at $0.75 per share, held by Jean Wilson, which shares vest at the rate of 1/3 per year, beginning one year from the date the Registration Statement we are contractually obligated to file to register the shares of common stock issuable in connection with the conversion of the Purchasers’ 11% Senior Secured Convertible Notes is declared effective with the Commission (the "Effectiveness Date") and/or upon a Change in Control (as defined in the options), as such options do not vest to Mr. Wager and Ms. Wilson until one year from such Effectiveness Date and/or upon a Change of Control.

(6) Includes 225,000 shares of common stock and 154,933 warrants to purchase shares of our common stock at an exercise price of $0.30 per share. Mr. Loev beneficially owns an aggregate of 154,933 warrants to purchase shares of our common stock at an exercise price of $0.30 per share and an aggregate of 225,000 shares of common stock held in the name of The Loev Family Partnership, Ltd., which Mr. Loev is deemed to beneficially own. Mr. Loev has agreed not to hold more than 9.9% of our common stock at any one time,

(7) Based on 4,087,250 shares outstanding, assuming the exercise of 135,000 warrants beneficially owned by Mr. Loev, which would result in Mr. Loev owning approximately 9.9% of our common stock.

(8) The beneficial owner of Vision Master Fund, Ltd. ("Vision") is Adam Benowitz, its Portfolio manager.

(9) Although Vision has agreed to not hold more than 9.9% of our outstanding common stock at anyone time unless they provide us sixty-one (61) days prior notice, Vision has the ability to convert its outstanding 11% Senior Secured Convertible Notes ("Notes") into approximately 6,600,000 shares of common stock at a conversion price of $0.25 per share (which exercise price varies as provided in the Notes); and can exercise its 920,833 warrants at an exercise price of $0.30 per share for that same number of shares, providing it the ability to own 7,520,833 shares of our common stock, which if Vision provides us notice of their intent to hold more than the 9.9% share limit and converts and exercises all of the shares in connection with the conversion of the Notes it holds and the shares underlying the warrants would represent 65.4% of our outstanding common stock based on 11,498,085 shares then outstanding.

(10) Based on 4,371,000 shares then outstanding assuming the conversion and/or exercise of 393,748 shares, which represents approximately 9.9% of our outstanding shares of common stock.

(11) Although Mr. Higbee and Mr. Andersen have agreed to not hold more than 9.9% of our outstanding common stock at anyone time unless they provide us sixty-one (61) days prior notice, they each have the ability to convert their outstanding 11% Senior Secured Convertible Notes ("Notes") into approximately 500,000 shares of common stock at a conversion price of $0.25 per share (which exercise price varies as provided in the Notes); and can exercise their 40,000 warrants at an exercise price of $0.30 per share for that same number of shares, providing each of them the ability to own 540,000 shares of our common stock, which if either provides us notice of their intent to hold more than the 9.9% share limit and converts and exercises all of the shares in connection with the conversion of the Notes it holds and the shares underlying the warrants would represent 12.0% of our outstanding common stock based on 4,517,252 shares then outstanding.

(12) Based on 4,371,000 shares then outstanding assuming the conversion and/or exercise of 393,748 shares, which represents approximately 9.9% of our outstanding shares of common stock.

(13) The manager of Sands Brothers Venture Capital II LLC is Sands Brothers Venture Capital Management LLC, which is managed by Scott Baily. Scott Baily, Steven Sands and Martin Sands have voting and/or investment control over shares held by Sands Brothers Venture Capital II LLC.

(14) Although Sands Brothers Venture Capital II LLC has agreed to not hold more than 9.9% of our outstanding common stock at anyone time unless it provides us sixty-one (61) days prior notice, it has the ability to convert its outstanding 11% Senior Secured Convertible Notes ("Notes") into approximately  464,000 shares of common stock at a conversion price of $0.25 per share (which exercise price varies as provided in the Notes); and can exercise its 46,000 warrants at an exercise price of $0.30 per share for that same number of shares, providing it the ability to own 510,000 shares of our common stock, which if it provides us notice of its intent to hold more than the 9.9% share limit and converts and exercises all of the shares in connection with the conversion of the Notes it holds and the shares underlying the warrants would represent 11.4% of our outstanding common stock based on 4,487,252 shares then outstanding.

(15) Based on 4,371,000 shares then outstanding assuming the conversion and/or exercise of 393,748 shares, which represents approximately 9.9% of our outstanding shares of common stock.

(16) The manager of Sands Brothers Venture Capital III LLC is Sands Brothers Venture Capital Management LLC, which is managed by Scott Baily. Scott Baily, Steven Sands and Martin Sands have voting and/or investment control over shares held by Sands Brothers Venture Capital III LLC.

(17) Although Sands Brothers Venture Capital III LLC has agreed to not hold more than 9.9% of our outstanding common stock at anyone time unless it provides us sixty-one (61) days prior notice, it has the ability to convert its outstanding 11% Senior Secured Convertible Notes ("Notes") into approximately  4,396,000 shares of common stock at a conversion price of $0.25 per share (which exercise price varies as provided in the Notes); can exercise its 556,500 warrants at an exercise price of $0.30 per share for that same number of shares, and currently holds 50,000 shares of common stock, providing it the ability to own 8,929,752 shares of our common stock, which if it provides us notice of its intent to hold more than the 9.9% share limit and converts and exercises all of the shares in connection with the conversion of the Notes it holds and the shares underlying the warrants would represent 56% of our outstanding common stock based on 8,929,752 shares then outstanding.

(18) Based on 4,371,000 shares then outstanding assuming the conversion and/or exercise of 393,748 shares, which represents approximately 9.9% of our outstanding shares of common stock.

(19) The manager of Sands Brothers Venture Capital IV LLC is Sands Brothers Venture Capital Management LLC, which is managed by Scott Baily. Scott Baily, Steven Sands and Martin Sands have voting and/or investment control over shares held by Sands Brothers Venture Capital IV LLC.

(20) Although Sands Brothers Venture Capital IV LLC has agreed to not hold more than 9.9% of our outstanding common stock at anyone time unless it provides us sixty-one (61) days prior notice, it has the ability to convert its outstanding 11% Senior Secured Convertible Notes ("Notes") into approximately  1,160,000 shares of common stock at a conversion price of $0.25 per share (which exercise price varies as provided in the Notes); can exercise its 114,999 warrants at an exercise price of $0.30 per share for that same number of shares, and currently holds 33,333 shares of common stock, providing it the ability to own 1,308,332 shares of our common stock, which if it provides us notice of its intent to hold more than the 9.9% share limit and converts and exercises all of the shares in connection with the conversion of the Notes it holds and the shares underlying the warrants would represent 24.9% of our outstanding common stock based on 5,252,251 shares then outstanding.

(21) Based on 4,371,000 shares then outstanding assuming the conversion and/or exercise of 393,748 shares, which represents approximately 9.9% of our outstanding shares of common stock.

(22) The manager of Katie & Adam Bridge Partners L.P. is Katie & Adam Bridge Partners Management L.P., which is managed by Scott Baily. Scott Baily, Steven Sands and Martin Sands have voting and/or investment control over shares held by Sands Brothers Venture Capital III LLC.

(23) Although Katie & Adam Bridge Partners L.P. has agreed to not hold more than 9.9% of our outstanding common stock at anyone time unless it provides us sixty-one (61) days prior notice, it has the ability to convert its outstanding 11% Senior Secured Convertible Notes ("Notes") into approximately  464,000 shares of common stock at a conversion price of $0.25 per share (which exercise price varies as provided in the Notes); and can exercise its 46,001 warrants at an exercise price of $0.30 per share for that same number of shares, providing it the ability to own 510,001 shares of our common stock, which if it provides us notice of its intent to hold more than the 9.9% share limit and converts and exercises all of the shares in connection with the conversion of the Notes it holds and the shares underlying the warrants would represent 11.4% of our outstanding common stock based on 4,487,253 shares then outstanding.

(24) Based on 4,371,000 shares then outstanding assuming the conversion and/or exercise of 393,748 shares, which represents approximately 9.9% of our outstanding shares of common stock.

(25) The beneficial owner of Mastodon Ventures, Inc. (“MVI”) is Robert S. Hersch, its President.

(26) Although MVI can exercise its 779,334 warrants to purchase shares of common stock which it beneficially owns for that same number of shares, which shares if exercised would represent approximately 16.4% of our then outstanding common stock based on 4,756,586 shares of common stock then outstanding, MVI has contractually agreed not to own 5% or more of our common stock at any one time.

(27) Based on 4,172,137 shares then outstanding assuming the exercise of 194,885 warrants, which represents 4.9% of our outstanding shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

On March 8, 2007, with an effective date of August 1, 2006, Joseph Wagner, our Chief Executive Officer, President, Chairman and Secretary entered into a First Amendment to Consulting Agreement with us, which amended and replaced his sixty (60) month Consulting Agreement entered into with us in August 2006, effective as of August 1, 2006, which Consulting Agreement replaced a prior Consulting Agreement entered into between us and Mr. Wagner with an effective date of August 1, 2004. The main amendments to the Consulting Agreement were the inclusion of the position of Chairman in the prior provision which stated that in the event Mr. Wagner is terminated for good reason by Mr. Wagner or without cause by us, from his employment under any position he held with us, that he would receive a lump sum payment of $250,000 and any and all unpaid payments of salary he would have been owed pursuant to the amended Consulting Agreement, and the inclusion of a tie-breaking vote for Mr. Wagner, as described below. The terms of the Consulting Agreement, as amended are discussed below.

The Consulting Agreement, as amended, also provides for Mr. Wagner to have an additional tie-breaking vote on any matters to come before the Board of Directors, which end in a tie or deadlock between the then voting members of the Board of Directors (including Mr. Wagner’s vote in such tie or deadlock vote), while Mr. Wagner is Chairman of the Board of Directors. For instance, if there are four voting members of the Board of Directors present at a Board of Directors meeting (one of which is Mr. Wagner), and two members vote to approve a resolution which has come before the Board of Directors and two members (including Mr. Wagner) vote not to approve the resolution, the approval or non-approval of the resolution will be decided by a tie-breaking vote to be cast by Mr. Wagner as Chairman of the Board of Directors in his sole discretion (which shall in effect give Mr. Wagner, while serving as the Chairman of the Board of Directors a second vote on any tied or deadlocked vote to come before the Board of Directors).

During the years ended December 31, 2006 and 2007, the Company sold various Notes to the Purchasers (as defined above) and granted such Purchasers and affiliated parties various Warrants in connection with the sale of such Notes.  The transactions with the Purchasers are described above in greater detail under “Business History”.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBITS

Exhibit Number	Description of Exhibit

10.1(1)	Common Stock Purchase Warrant A

10.2(2)	Voting Agreement between Joseph Wagner and Frank Goldstin

10.3(2)	Voting Agreement between Jean Wilson and Frank Goldstin

10.4(3)	Fiori Asset Purchase Agreement

10.5(4)	Asset Acquisition Agreement with Musters & Company, Inc.

10.6(4)	Waiver Agreement

10.7(5)	Christopher Spencer Consulting Agreement

10.8(6)	Waiver of Rights Agreement

10.9(7)	Securities Purchase Agreement Dated August 8, 2006

10.10(7)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital LLC

10.11(7)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital II LLC

10.12(7)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital III LLC

10.13(7)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital IV LLC

10.14(7)	11% Senior Secured Convertible Promissory Note with Katie & Adam Bridge Partners L.P.

10.15(7)	Warrant with Sands Brothers Venture Capital LLC ($1.10 initial exercise price)

10.16(7)	Warrant with Sands Brothers Venture Capital II LLC ($1.10 initial exercise price)

10.17(7)	Warrant with Sands Brothers Venture Capital III LLC ($1.10 initial exercise price)

10.18(7)	Warrant with Sands Brothers Venture Capital IV LLC ($1.10 initial exercise price)

10.19(7)	Warrant with Katie & Adam Bridge Partners L.P. ($1.10 initial exercise price)

10.20(7)	Warrant with Sands Brothers Venture Capital LLC ($0.30 initial exercise price)

10.21(7)	Warrant with Sands Brothers Venture Capital II LLC ($0.30 initial exercise price)

10.22(7)	Warrant with Sands Brothers Venture Capital III LLC ($0.30 initial exercise price)

10.23(7)	Warrant with Sands Brothers Venture Capital IV LLC ($0.30 initial exercise price)

10.24(7)	Warrant with Katie & Adam Bridge Partners L.P. ($0.30 initial exercise price)

10.25(7)	Warrant with Mastodon Ventures, Inc. ($0.30 initial exercise price)

10.26(7)	Registration Rights Agreement

10.27(7)	Security Agreement

10.28(7)	Joseph Wagner 60 Month Consulting Agreement Effective August 1, 2006

10.29(7)	Jean Wilson 60 Month Employment Agreement Effective August 1, 2006

10.30(7)	Joseph Wagner Stock Option Agreement to Purchase 850,000 Shares at an Exercise Price of $0.75 Per Share

10.31(7)	Jean Wilson Stock Option Agreement to Purchase 650,000 Shares at an Exercise Price of $0.75 Per Share

10.32(8)	Second Funding Waiver of Rights Agreement

10.33(9)#	Securities Purchase Agreement Effective September 26, 2006 with G. Chris Andersen

10.34(9)#	11% Senior Secured Convertible Promissory Note with G. Chris Andersen

10.35(9)#	Warrant with G. Chris Andersen ($1.10 initial exercise price)

10.36(9)#	Registration Rights Agreement with G. Chris Andersen

10.37(9)#	Security Agreement with G. Chris Andersen

10.38(9)	Securities Purchase Agreement Dated October 23, 2006 with Vision Opportunity Master Fund, Ltd.

1039(9)	11% Senior Secured Convertible Promissory Note with Vision Opportunity Master Fund, Ltd. (1)

10.40(9)	Warrant with Vision Opportunity Master Fund, Ltd. ($1.10 initial exercise price)

10.41(9)	Warrant with Vision Opportunity Master Fund, Ltd. ($0.30 initial exercise price)

10.42(9)	Registration Rights Agreement with Vision Master Fund, Ltd.

10.43(9)	Security Agreement with Vision Master Fund, Ltd.

10.44(9)	Third Waiver of Rights Agreement with the 6% Purchasers

10.45(9)	Consulting Agreement with MVI

10.46(10)	Agreement Regarding the Cancellation of the Series A Preferred Stock of XA, Inc.

10.47(10)	Legal Services Agreement with David M. Loev

10.48(11)	Securities Purchase Agreement With the Sands Brothers Purchasers (June 22, 2007)

10.49(11)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital LLC (June 22, 2007)

10.50(11)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital II LLC (June 22, 2007)

10.51(11)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital III LLC (June 22, 2007)

10.52(11)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital IV LLC (June 22, 2007)

10.53(11)	11% Senior Secured Convertible Promissory Note with Katie & Adam Bridge Partners L.P. (June 22, 2007)

10.54(11)	Warrant with Sands Brothers Venture Capital LLC ($0.30 initial exercise price) (June 22, 2007)

10.55(11)	Warrant with Sands Brothers Venture Capital II LLC ($0.30 initial exercise price) (June 22, 2007)

10.56(11)	Warrant with Sands Brothers Venture Capital III LLC ($0.30 initial exercise price) (June 22, 2007)

10.57(11)	Warrant with Sands Brothers Venture Capital IV LLC ($0.30 initial exercise price) (June 22, 2007)

10.58(11)	Warrant with Katie & Adam Bridge Partners L.P. ($0.30 initial exercise price) (June 22, 2007) (June 22, 2007)

10.59(11)	Registration Rights Agreement with the Sands Brothers Purchasers (June 22, 2007)

10.60(11)	Security Agreement with the Sands Brothers Purchasers (June 22, 2007)

10.61(11)	Securities Purchase Agreement Dated June 29, 2007 with Vision Opportunity Master Fund, Ltd.

10.62(11)	11% Senior Secured Convertible Promissory Note with Vision Opportunity Master Fund, Ltd. (June 29, 2007)

10.63(11)	Warrant with Vision Opportunity Master Fund, Ltd. ($0.30 initial exercise price) (June 29, 2007)

10.64(11)	Registration Rights Agreement with Vision Master Fund, Ltd. (June 29, 2007)

10.64(11)	Security Agreement with Vision Master Fund, Ltd. (June 29, 2007)

10.65(11)	Securities Purchase Agreement effective June 11, 2007 with G. Chris Andersen

10.66(11)	11% Senior Secured Convertible Promissory Note with G. Chris Andersen (effective June 11, 2007)

10.67(11)	Warrant with G. Chris Andersen ($0.30 initial exercise price) (effective June 11, 2007)

10.68(11)	Registration Rights Agreement with G. Chris Andersen (effective June 11, 2007)

10.69(11)	Security Agreement with G. Chris Andersen (effective June 11, 2007)

10.70(11)	Securities Purchase Agreement effective June 11, 2007 with Paul M. Higbee

10.71(11)	11% Senior Secured Convertible Promissory Note with Paul M. Higbee (effective June 11, 2007)

10.72(11)	Warrant with Paul M. Higbee ($0.30 initial exercise price) (effective June 11, 2007)

10.73(11)	Registration Rights Agreement with Paul M. Higbee (effective June 11, 2007)

10.74(11)	Security Agreement with Paul M. Higbee (effective June 11, 2007)

10.75(11)	Waiver of Rights Agreement Dated On Or Around June 22, 2007 with the Purchasers

10.76(11)	First Amendment to Consulting Agreement with Joseph Wagner

10.77(11)	First Amendment to 11% Senior Secured Convertible Promissory Note with the Sands Brothers Purchasers

10.78(11)	First Amendment to 11% Senior Secured Convertible Promissory Note with Vision Master Fund, Ltd.

10.79(11)	First Amendment to 11% Senior Secured Convertible Promissory Note with Paul M. Higbee

10.80(11)	First Amendment to 11% Senior Secured Convertible Promissory Note with G. Chris Andersen

10.81(12)	Securities Purchase Agreement with Sands Brothers Venture Capital III LLC (December 21, 2007)

10.82(12)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital III LLC (December 21, 2007)

10.83(12)	Warrant with Sands Brothers Venture Capital III LLC ($0.30 initial exercise price) (December 21, 2007)

10.84(12)	Registration Rights Agreement with Sands Brothers Venture Capital III LLC (December 21, 2007)

10.85(12)	Security Agreement with Sands Brothers Venture Capital III LLC (December 21, 2007)

10.86(12)	Securities Purchase Agreement with Vision Opportunity Master Fund, Ltd. (December 21, 2007)

10.87(12)	11% Senior Secured Convertible Promissory Note with Vision Opportunity Master Fund, Ltd. (December 21, 2007)

10.88(12)	Warrant with Vision Opportunity Master Fund, Ltd. ($0.30 initial exercise price) (December 21, 2007)

10.89(12)	Registration Rights Agreement with Vision Master Fund, Ltd. (December 21, 2007)

10.90(12)	Security Agreement with Vision Master Fund, Ltd. (December 21, 2007)

10.91(12)	Forbearance Agreement

10.92(13)	Revolving Line of Credit Agreement with Sands Brothers Venture Capital III LLC (February 29, 2008) and Promissory Note with Sands Brothers Venture Capital III LLC (February 29, 2008)

10.93(14)	Promissory Note with Sands Brothers Venture Capital III LLC (March 27, 2008)

21.1*	Subsidiaries

31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(12)  Filed as Exhibits to our Form 8-K filed with the Commission on January 25, 2008, and incorporated herein by reference.

(13)  Filed as an Exhibit to our Form 8-K filed with the Commission on March 4, 2008, and incorporated herein by reference.

(14) Filed as an Exhibit to our Report on Form 8-K filed with the Commission on April 7, 2008, and incorporated herein by reference.

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

(B) Reports on Form 8-K

The Company filed the following report on Form 8-K during the period covered by this report:

o
The Company filed a report on Form 8-K on December 17, 2007 to report the Company being in default on a promissory note with LaSalle Bank National Association in connection  with a line of credit agreement.

The Company filed the following reports on Form 8-K subsequent to the period covered by this Report:
o
The Company filed a report on Form 8-K on January 25, 2008 to report the closing of the sale of $400,000 Senior Subordinated Secured Convertible Notes and warrants to two purchasers and related agreements and transactions.

o
The Company filed a report on Form 8-K on March 4, 2008 to report the entry into a revolving line of credit agreement with Sands Brothers Venture Capital III LLC and the initial advance on the line of credit.

o	The Company filed a report on Form 8-K on April 7, 2008, to report the entry into a Promissory Note with Sands Brothers Venture Capital III LLC in connection with the Line of Credit

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2007 and 2006 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and for review of the financial statements included in the registrant's Form 10-QSB or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was approximately $35,000 and $34,000, respectively.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XA, INC.

DATED: April 15, 2008	By: /s/ Joseph Wagner
Joseph Wagner
Chief Executive Officer

DATED: April 15, 2008	By: /s/ Jean Wilson
Jean Wilson
Principal Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Joseph Wagner
Joseph Wagner	Chief Executive Officer,	April 15, 2008
President, Secretary and
Chairman of the Board of Directors

/s/ Jean Wilson
Jean Wilson	Principal Financial Officer,	April 15, 2008
Treasurer, Chief Operating Officer
and Director