Form 10-Q
period 2008-03-31
XA, INC.
filed 2008-05-20
CIK 1132034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 000-32885

XA, INC.
(Exact name of registrant as specified in its charter)

NEVADA	88-0471263
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

875 NORTH MICHIGAN AVENUE, SUITE 2626
CHICAGO, ILLINOIS 60611
(Address of principal executive offices)

(312) 397-9100
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes   ☐ No   ☒

As of May 15, 2008, the registrant had 3,977,252 shares of common stock, $0.001 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Pollard-Kelley Auditing Services, Inc.
Auditing Services 330-836-2558	4500 Rockside Road, Suite 450, Independence, OH 44131

Report of Independent Certified Public Accountants

Board of Directors
XA, Inc. and Subsidiary

We have reviewed the accompanying consolidated balance sheets of XA, Inc. and Subsidiary as of March 31, 2008 and 2007 and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month periods then ended.  These interim financial statements are the responsibility of the Company’s management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has suffered losses the last two years.  This factor, among others including the Notes payable due date, raises substantial doubt about the Company’s ability to continue as a going concern.  Management feels the Company’s continuation as a going concern depends upon its ability to obtain additional sources of capital and financing.  Management’s plan in regard to this matter is also described in Note 6.  The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

May 15, 2008
Independence, Ohio

XA, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
March 31, 2008 and 2007
	2008	2007
ASSETS
Current Assets
Cash	$179,159	$323,508
Accounts receivable	614,748	844,259
Work in process at cost	155,696	500,049
Prepaid expenses	23,514	37,831
Prepaid finance charges	366,550	402,956
Total Current Assets	1,339,669	2,108,603
Fixed Assets
Equipment	244,736	244,736
Furniture and fixtures	330,825	66,177
Leasehold improvements	1,006,745	1,006,745
	1,582,306	1,317,657
Less accumulated depreciation	(380,596)	(229,188)
	1,201,710	1,088,469
Other Assets
Deposits	100,707	71,939
Goodwill	865,309	865,309
	966,016	937,248
	$3,507,395	$4,134,320

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$536,772	$330,876
Interest Payable	524,229	95,760
Withheld and accrued taxes	1,660	2,835
Unearned revenues	360,042	809,126
Line of credit	722,904	1,200,002
Current portion of long term debt	3,750,000	1,450,000
Total Current Liabilities	5,895,608	3,888,600
Long-term Debt
Note payable	-	1,250,000
Derivative Liability	16,242	62,431
Stockholders' Equity
Series A preferred stock	-	-
Common stock	3,977	3,952
Additional paid in capital	2,297,996	2,289,621
Accumulated other comprehensive income	744,086	296,121
Retained deficit	(5,450,514)	(3,656,406)
	(2,404,455)	(1,066,711)
	$3,507,395	$4,134,320
See accompanying notes to financial statements.

XA, Inc. and Subsidiary
CONSOLIDATED INCOME STATEMENT
For the Quarter Ended March 31, 2008 and 2007

	2008	2007

Revenues
Sales	$2,111,411	$2,049,336

Cost of goods sold
Direct production costs	1,118,208	938,791

Gross profit	993,203	1,110,546

Administrative expense
Administrative	1,065,229	1,259,629

Loss from operations	(72,027)	(149,083)

Other income and expenses
Other income	-	-
Other expenses	(144,949)	(97,739)
Intangible impairment	-	-
	(144,949)	(97,739)
Loss before taxes	(216,976)	(246,822)

Tax provisions
Tax provisions	-	-

Net Loss	(216,976)	(246,822)

Other Comprehensive Income
Increase in fair value of
derivatives	(6,126)	-

Net Comprehensive Loss	$(223,102)	$(246,822)

Loss per Share
Average shares outstanding	3,977,250	3,952,250
Net Loss	$(0.05)	$(0.06)
Other Comprehensive Income	$(0.01)	$-
Net Other Comprehensive Income	$(0.06)	$(0.06)

See accompanying notes to financial statements.

XA, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from January 1, 2005 through March 31, 2008						Accumulated
					Additional	Other
	Series A Preferred Stock		Common Stock --------------		Paid-in	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance December 31, 2004	3	$-	3,516,250	$3,516	$2,170,532	$-	$(1,300,835)	$873,213
Shares issued for services	-	-	202,500	203	42,625	-		42,828
Net Loss	-	-	-	-	-	-	(109,646)	(109,646)
Balance December 31, 2005	3	-	3,718,750	3,719	2,213,157		(1,410,481)	806,395
Shares issued for services	-	-	108,500	108	51,589	-	-	51,697
Shares issued for debt	-	-	125,000	125	24,875	-	-	25,000
Purchase and retirement of
Preferred shares	(1)	-	-	-	-	-	(7,500)	(7,500)
Net Other Comprehensive Loss	-	-	-	-	-	296,121	(1,991,602)	(1,695,481)
Balance December 31, 2006	2	-	3,952,250	3,952	2,289,621	296,121	(3,409,583)	(819,889)
Retirement of preferred shares	(2)	-	-	-	-	-	-	-
Shares issued for services	-	-	25,000	25	8,375		-	8,400
Shares issued for debt	-	-					-	-
Purchase and retirement of
Preferred shares		-	-	-	-	-		-
Net Other Comprehensive Loss	-	-	-	-	-	454,091	(1,823,955)	(1,369,864)
Balance December 31, 2007	-	-	3,977,250	3,977	2,297,996	750,212	(5,233,538)	(2,181,353)
Net Other Comprehensive Loss	-	-	-	-	-	(6,126)	(216,976)	(223,102)
Balance March 31, 2008	-	$-	3,977,250	$3,977	$2,297,996	$744,086	$(5,450,514)	$(2,404,455)

See accompanying notes to financial statements.

XA, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Quarter Ended March 31, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(216,976)	$(246,822)
Adjustments to reconcile net earnings to net
cash provided (used) by operating activities:
Intangibles impairment		-
Depreciation	27,590	17,327
Amortization of Discounts on Notes Payable	53,200	60,600
Stock for services and debt	-	-
Changes in Current assets and liabilities:
(Increase) Decrease in Accounts receivable	(220,296)	(373,989)
(Increase) Decrease in Work in process	(112,288)	(500,049)
(Increase) Decrease in Prepaid expenses	(34,690)	143,150
(Decrease) Increase in Accounts payable	(169,858)	(183,356)
(Decrease) Increase in Accrued interest	103,125	(7,000)
(Decrease) in Withheld and accrued taxes	(1,632)	(896)
Increase (Decrease) in Unearned revenue	190,740	642,216
NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES	(381,085)	(448,820)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed assets	-	(2,000)
Purchase of Preferred stock	-	-
Increase in Goodwill	-	-
(Increase) Decrease in Deposits	(28,768)	1,700
NET CASH (USED) BY INVESTING
ACTIVITIES	(28,768)	(300)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	-
Increase in Derivative Liability	-	-
Payments on Notes Payable	(115,000)	-
Increase in Notes Payable	200,000	-
Increase in Line of credit	-	400,002
NET CASH USED BY
FINANCING ACTIVITIES	85,000	400,002

NET INCREASE (DECREASE) IN CASH	(324,853)	(49,118)
CASH ACQUIRED IN ACQUISITION		-
CASH AT BEGINNING OF PERIOD	504,012	372,626
CASH AT END OF PERIOD	$179,159	$323,508

See accompanying notes to financial statements.

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

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

March 31, 2008

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

CASH AND CASH EQUIVALENTS

For  purposes  of  the  statement  of  cash  flows,  the  Company  considers all short-term  debt  securities  three  months  or  less  to  be  cash equivalents.

Cash paid during the year for:

	2008	2007
Interest	$18,078	$19,783
Income taxes	$-0-	$-0-

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

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

Depreciation expense for the quarter ended March 31, 2008 and 2007 was $27,590 and $17,327, respectively.

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

The estimated tax provision at March 31, 2008 and 2007 consists of the following:

	2008	2007
Federal	$ -0-	$ -0-
State	-0-	-0-
	$ -0-	$ -0-

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

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

CONCENTRATION OF CREDIT RISKS

During 2008 and 2007 and at March 31, 2008 and 2007, the Company had deposits in banks  in  excess  of  the  FDIC  insurance  limit.

INTANGIBLE IMPAIRMENT

In the fourth quarter of 2006, management reviewed the value of its intangible assets.  This review resulted in the write down of the intangible asset Deferred Taxes.  The balance in this account represented an estimate of the cash value of the Company’s net operating loss carry forward.   Management found no impairment of its intangible assets at March 31, 2008.  Impairment was tested as required by SFAS No 142 Goodwill and Other Intangible Assets, SFAS No 144 Accounting for the Impairment or Disposal of Long-term Assets, and FAS 141-1 a staff interpretation of Goodwill.

NOTE 2 – PREPAID INTEREST

Discount on Convertible Notes Payable represents costs the Company incurred in connection with the convertible promissory notes.  These costs will be amortized over  the  life  of  the  notes (24  months)  on  a  straight-line  basis.

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

NOTE 2 – PREPAID INTEREST - CONTINUED

In connection with the August 8, September 26, October 23, 2006 and June and December 2007, notes, the Discount on Convertible Notes Payable represents costs the Company incurred in connection with the new convertible promissory notes.  These costs will be amortized over the life of the notes on a straight-line basis.

Amortization expense for the quarter ended March 31, 2008 and 2007 was $53,200 and $60,600, respectively.

NOTE 3 - NOTES PAYABLE

LINE OF CREDIT –

On August 12, 2004, the Company entered into a Line of Credit agreement with a bank for $750,000.  The note was due September 30, 2006.  Interest varies at 0.25% over the Bank's prime rate.  The Company's assets secure the note.  The draws are based on a borrowing base formula at 75% of eligible accounts receivable less 90 days past due accounts.  The agreement required the payment of a $5,000 commitment fee.  The balance outstanding under this  agreement  at  March 31,  2008  and  2007  was  $0  and  $0,  respectively.

On June 1, 2006, the Company converted $800,000 of its line of credit to a construction loan.  The line of credit agreement was amended to $750,000.  The Company is in violation of one of the negative covenants of this loan concerning profitability.  The lender is aware of the violation and has taken no action to date.  The loan is due December 1, 2007.  The balance outstanding on these agreements was $0 and $1,200,002 at March 31, 2008 and 2007, respectively.

On June 30, 2007, the Company entered into a Line of Credit agreement with a bank for $600,000.  The note was due October 15, 2007.  Interest varies at 2.25% over the Bank's prime rate.  The balance outstanding at March 31, 2008 and 2007 was $0 and $0, respectively.

On June 30, 2007, the Company entered into a Line of Credit agreement with a bank for $266,672.  Interest varies at 2.25% over the Bank’s prime rate.  The balance outstanding at March 31, 2008 and 2007 was $0 and $0, respectively.

On July 31, 2007, the Company entered into a Line of Credit agreement with a bank for $837,940.  Interest varies at 2.25% over the Bank’s prime rate.  The balance outstanding at March 31, 2008 and 2007 was $722,904 and $0, respectively.

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

NOTE 3 - NOTES PAYABLE - CONTINUED

LONG TERM DEBT –

On August 8, 2006, the Company entered into a Securities Purchase Agreement with a group of  venture capital lenders and sold 11% Senior Subordinated Secured Convertible Promissory Notes in the amount of $1,250,000, five year warrants at an  exercise  price  of $1.10 per share and a conversion feature.  The exercise price of the warrants was changed in June 2007 to $0.30 per share.  In accordance with EITF 00-27 the estimated value of the conversion feature is $193,483.  The value  was  determined using the Black-Scholes pricing model under the following assumptions:  life  of  15  months,  risk free interest rate of 5.0%, a dividend yield  of  0%  and  volatility  of  11%.   The notes are secured by all the assets of the Company and are due November 8, 2007.  The balance outstanding at March 31, 2008 and 2007 was $1,250,000 and $0, respectively.

On September 26, 2006, the Company entered into a Securities Purchase Agreement with a group of venture capital lenders and sold 11% Senior Subordinated Secured Convertible Promissory Notes in the amount of $200,000, five year warrants at an exercise price of $1.10 per share and a conversion feature.  The exercise price of the warrants was changed in June 2007 to $0.30 per share.  In accordance with EITF 00-27 the estimated value of the conversion feature is $16,155.  The value was determined using the Black-Scholes pricing  model under the following assumptions:  life  of  15  months,  risk free interest rate of 5.0%, a dividend yield  of  0%  and  volatility  of  11%.  The notes are secured by a second position on all the assets of the Company with $200,000 due December 26, 2007.  The due date was extended in June 2007 to June 2008.  The balance outstanding at March 31, 2008 and 2007 was $200,000 and $200,000, respectively.

On October 23, 2006, the Company entered into a Securities Purchase Agreement with a group of venture capital lenders and sold 11% Senior Subordinated Secured Convertible Promissory Notes in the amount of $1,250,000, five year warrants at an exercise price of $1.10 per share and a conversion feature.  The exercise price of the warrants was changed in June 2007 to $0.30 per share.  In accordance with EITF 00-27 the estimated value of the conversion feature is $100,967.  The value was determined using the Black-Scholes pricing  model under the following assumptions:  life  of  15  months,  risk free interest rate of 5.0%, a dividend yield  of  0%  and  volatility  of  0.1%.  The notes are secured by a second position on all the assets of the Company with $1,250,000 due January 23, 2008.  The due date was extended in June 2007 to June 2008.  The balance outstanding at March 31, 2008 and 2007 was $1,250,000 and $1,250,000, respectively.

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

NOTE 3 - NOTES PAYABLE - CONTINUED

The notes will automatically convert to shares of common stock at the conversion price when the Company completes a private offering of its equity securities and receives  gross  proceeds  of no less than $3,000,000, with a effective purchase price of $1.50 per share and the Company has completed an effective registration statement  covering  the  resale  of  the  conversion  shares.

On June 11, 22 and 29, 2007, the Company entered into a Securities Purchase Agreement with two individuals and two venture capital groups and sold 11% Senior Subordinated Secured Convertible Promissory Notes in the total amount of $450,000, five year warrants at an exercise price of $0.30 per share and a conversion factor.  In accordance with EITF 00-27 the estimated value of the conversion feature is $400,068.  The value was determined using the Black-Scholes pricing  model under the following assumptions:  life  of  12  months,  risk free interest rate of 5.0%, a dividend yield  of  0%  and  volatility  of  0.1%.  The notes are secured by a first position on all the assets of the Company with $1,250,000 due in June 2008.  The balance outstanding at March 31, 2008 and 2007 was $450,000 and $0, respectively.

On December 21, 2007, the Company entered into a Securities Purchase Agreement with a venture capital group and sold 11% Senior Subordinated Secured Convertible Promissory Notes in the total amount of $400,000, five year warrants at an exercise price of $0.30 per share and a conversion factor.  In accordance with EITF 00-27 the estimated value of the conversion feature was $0.  The value was determined using the Black-Scholes pricing  model under the following assumptions:  life  of  12  months,  risk free interest rate of 5.0%, a dividend yield  of  0%  and  volatility  of  0.1%.  The notes are secured by a first position on all of the assets of the Company with the balance due in June 2008.  The balance outstanding at March 31, 2008 and 2007 was $400,000 and $0, respectively.

On February 29, 2008, the Company entered into two Promissory Notes with a venture capital group.  The Notes are at 12% interest and are due June 29, 2008.

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

NOTE 3 - NOTES PAYABLE - CONTINUED

Total Long-Term debt at March 31, 2008, is as follows:

Total term debt	$3,750,000
Less Current portion	(3,750,000)

Long-term debt	$-0-

The June 2007 notes also included a Registration Rights Agreement which required the Company to file a registration statement within 180 days of that agreement.  In December, 2007 three of the note holders agreed to extend the registration deadline.  On May 8, 2008 the other four note holders agreed to the same extension.  Under the terms of the agreement if the Company should fail to file the registration statement by the deadline the notes accrue an additional 2% per month until the registration statement is filed or the notes are paid in full.  The Company intends to treat the penalty interest as a period cost if and when it may be due.

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

COMMON STOCK

On December 19, 2005, the shareholders of the Company increased the total authorized shares of common stock to 20,000,000 with a par value of $.001 per share.  The Company had 3,977,250 and 3,952,250 shares outstanding at March 31, 2008 and 2007, respectively.

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

NOTE 4 – EQUITY - CONTINUED

STOCK WARRANTS

The Company has issued warrants to the now retired 6% note holders for 250,000 shares of common stock.  The purchase price of the shares is $9.60.  The warrants expire June 30, 2008.  These warrants remain outstanding at March 31, 2008.

The Company has issued warrants to its employees for 490,000 shares of common stock.  The purchase price of the shares is $0.34 per share.  The warrants expire June 19, 2009.  These warrants remain outstanding at March 31, 2008.

The Company has issued warrants to the June 26, September 26, and October 23, 2006 Convertible securities for 433,333 shares of common stock at $0.30 per share and for 392,500 shares of common stock at $1.10 per share, which were re-priced in June 2007, to $0.30 per share.  The warrants expire in August and November 2011.  These warrants remain outstanding at March 31, 2008.

The Company has issued warrants during 2006 in connection with services rendered for 766,667 shares of common stock at $0.30 per share.  The warrants expire in August and November 2011.  These warrants remain outstanding at March 31, 2008.

The Company has issued warrants during 2006 to two of its executives for 1,500,000 shares of common stock at $0.75 per share.  These warrants have a vesting schedule and start vesting 12 months after the filing of an effective registration statement covering the resale of the common stock the 11% notes are convertible into.  These warrants remain outstanding at March 31, 2008.

The Company has issued warrants to the June 11, 22, 29, 2007 Convertible securities for 450,000 shares of common stock at $0.30 per share.  The warrants expire in June 2012.  These warrants remain outstanding at March 31, 2008.

The Company has issued warrants to the December 21, 2007 Convertible securities for 400,000 shares of common stock at $0.30 per share.  The warrants expire in June 2012.  These warrants remain outstanding at March 31, 2008.

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

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

March 31, 2008

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

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

NOTE 5- COMMITMENTS - CONTINUED

Future minimum payments due under these lease agreements are as follows:

2008	$558,594
2009	$531,717
2010	$502,240
2011	$450,321
2012

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF XA, INC., AND/OR ITS WHOLLY OWNED SUBSIDIARIES, THE EXPERIENTIAL AGENCY, INC., AN ILLINOIS CORPORATION AND FIORI XA, INC., XA SCENES, INC. AND XA INTERACTIVE, INC., NEVADA CORPORATIONS (COLLECTIVELY "XA", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2008.

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

Effective February 2, 2004, the Company declared a 13 to 1 forward stock split. Effective December 9, 2004, the Company declared a 1 for 20 reverse stock split. The effects of the stock splits have been retroactively reflected in this report unless otherwise stated.

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

First Amendment to Prior Notes

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

On or about December 21, 2007, we entered into a Securities Purchase Agreement with Vision Opportunity Master Fund, Ltd. ("Vision" and collectively with Sands Brothers, the "Second Follow On Purchasers”) and collectively with the Sands Brothers Purchase Agreement, the “Second Follow On Funding Purchase Agreements”). Pursuant to the Securities Purchase Agreement with Vision, we sold Vision a $200,000 twelve (12) month, 11% Senior Subordinated Secured Convertible Promissory Note (the "Second Follow On Vision Note” and collectively with the Second Follow On Sands Brothers Note, the “Second Follow On Notes”) and granted Vision two hundred thousand (200,000) five year warrants to purchase shares of our common stock at $0.30 per share (the “Second Follow On Vision Warrants”).

The Second Follow On Funding and related securities and agreements are described in greater detail in our Report on Form 8-K, filed with the Commission on January 25, 2008.

In connection with each of the Second Follow On Funding transactions, we entered into Registration Rights Agreements with each of the Second Follow On Purchasers, which replaced and superseded the prior Registration Rights Agreements entered into between the Second Follow On Purchasers and us in August 2006, October 2006, and June 2007, in connection with the previous sale of $3,150,000 in 11% Senior Secured Convertible Notes (the “Prior Funding” and the “Prior Notes”) to such Second Follow On Purchasers, and the grant of an aggregate of 1,942,500 warrants to purchase shares of our common stock at an exercise price of $0.30 per share (the “Prior Warrants”), to all such Second Follow On Funding Purchasers in connection with the Prior Funding (the “Second Follow On Rights Agreements”). The Second Follow On Rights Agreements provided the Second Follow On Purchasers, registration rights in connection with the shares that the Prior Notes and the Second Follow On Notes are convertible into, and which the Second Follow On Warrants and Prior Warrants are exercisable for (the “Registrable Securities”).  Pursuant to a First Amendment to The Registration Rights Agreement entered into in May 2008, each of the Sands Brothers Purchasers, other than Sands Brothers III agreed that the registration rights associated with their outstanding notes and warrants would be governed by the terms of the Registration Rights Agreement entered into with Sands Brothers III pursuant to the Second Follow On Funding.

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

General Funding Terms and Provisions

The Senior Notes, Second Funding Senior Notes, Follow On Notes, Warrants, Second Funding Warrants (as well as the MVI and Venture Warrants), the Follow On Notes, Second Follow On Notes and Second Follow On Warrants contain certain anti-dilution provisions, which provide that if we issue or sell any additional shares of common stock (including convertible shares of common stock and/or options or warrants to purchase shares of common stock) other than as a dividend or other distribution (a "Dilutive Issuance") at less than the Conversion Price or Exercise Price then in effect, the Conversion Price or Exercise Price shall be automatically reduced to the lower Effective Price (as defined in the Senior Notes, Second Funding Senior Notes, Follow On Notes, Warrants, Second Funding Warrants, Follow On Warrants, Second Follow On Notes and Second Follow On Warrants) of the issuance and/or sale. However, Purchasers have agreed to waive such anti-dilution provision in connection with the issuance of up to 250,000 shares for professional services, which have been fully issued to date (the "Excepted Issuances").  As a result, we have used up all of the Excepted Issuances.  However, because the issuance of the Follow On Warrants were not included in the Excepted Issuances as provided in the Prior $1.10 Warrants, the exercise price of such Prior $1.10 Warrants was automatically reset to $0.30 in connection with the grant of the Follow On Warrants (the “Purchaser Re-pricing”). Additionally, because the issuance of the Follow On Warrants was not waived by the holders of our Class A Warrants, exercisable for $9.60 per share, which were granted on June 30, 2004 in connection with a sale of 6% Convertible Notes on that date, such Class A Warrants were automatically re-priced, pursuant to their anti-dilution provisions to $0.30 per share (the “Class A Re-pricing” and collectively with the Purchaser Re-pricing, the “Re-pricings”).

Our repayment of the Senior Notes, Second Funding Senior Notes, Follow On Notes and Second Follow On Notes and any accrued interest thereon is secured by a security interest in substantially all of our assets, which we granted to the Purchasers pursuant to a Security Agreement (the "Security Agreement"), which we entered into with the Purchasers, Second Funding Purchasers and Follow On Funding Purchasers at the closings. Additionally in September 2006, the Sands Brothers Purchasers entered into an Acknowledgment of Rights Agreement with us, whereby they agreed that their security interest rights in our assets would be pari passu with the rights of Higbee, Andersen and Vision.

LaSalle Bank Loans

The Company has a line of credit agreement which it entered into on August 12, 2004, with LaSalle Bank National Association ("LaSalle") in the amount of $750,000.  The line of credit was originally due August 12, 2005, and the interest varied at 0.25% over the prime rate. The Company's assets secure the line of credit. Prior to the expiration of the line of credit, the line of credit was renewed for another year and increased to $800,000. On or around June 30, 2007, the Company entered into a promissory note evidencing amounts owed under the line of credit, in the amount of $600,000, which promissory note accrued interest at the rate of 2.25% above the prime rate then in affect, which line of credit was later amended and replaced by the LaSalle Line of Credit, defined and described below.

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

On or about August 27, 2007, we entered into a promissory note with LaSalle, evidencing a line of credit (the “LaSalle Line of Credit”), which evidenced and aggregated the amounts previously outstanding under the line of credit and promissory note described above, in an amount equal to $867,000.  The LaSalle Line of Credit was to bear interest at the rate of 2.25% above the prime rate then in effect, which was equal to 10.5% per annum as of August 27, 2007, adjustable as provided in the LaSalle Line of Credit, until paid.  We were required to make monthly payments of interest under the LaSalle Line of Credit, with the full outstanding balance of the LaSalle Line of Credit due on December 1, 2007.  The agreement provides that, in the event of default, the interest rate of the LaSalle Line of Credit will increase by 2% over the interest rate then in effect.

We failed to make the required payment due under the promissory note on December 1, 2007, which promissory note had a remaining balance of $844,485.03 as of December 11, 2007.  This unpaid balance consists of $837,904.00 in principle and $6,581.03 in accrued and unpaid interest.  On December 3, 2007, LaSalle notified the Company by letter that the promissory note was in default, and beginning on December 4, 2007, interest will accrue on the unpaid balance of the promissory note (and any accrued and unpaid interest thereon) at the default annual rate of 11.75% (the then prime rate plus 4.25% per year), based on the bank’s then prime rate of 7.5%.  Pursuant to LaSalle’s letter as of December 4, 2007, the Company had until December 31, 2007 to repay the remaining balance of the promissory note, or LaSalle would seek alternatives to payment.

The Company paid $100,000 from the Second Follow On Funding to LaSalle, to repay a portion of the principal and interest owed to LaSalle through the LaSalle Line of Credit and entered into a Forbearance Agreement with LaSalle, pursuant to which LaSalle will forbear enforcement of its rights and remedies against us and Experiential until June 1, 2008, conditioned on performance of certain terms and conditions.  These terms and conditions include entering into a new note in the amount of $738,000 with continuing interest and principal payments of $10,000 due on March 1, 2008, April 1, 2008, and May 1, 2008, which payments have been made to date.  Furthermore, the Forbearance Agreement requires the Company, the Second Follow On Purchasers and the other junior lenders to enter into Subordination Agreements and a General Release for the benefit of LaSalle (the “Subordination Agreements”), as well as requiring us to agree to pay all legal fees and expenses incurred by LaSalle in connection with the defaults and the Forbearance Agreement.

Subsequent Events:

Sands Brothers Line of Credit

On or about February 29, 2008, the Company and Experiential Agency, Inc., the Company’s wholly owned subsidiary (“Experiential”) entered into a Revolving Line of Credit Agreement (the “Sands Brothers Line of Credit”) with Sands Brothers Venture Capital III LLC (“Sands Brothers III”), pursuant to which Sands Brothers III extended a revolving line of credit to the Company for a period extending to June 29, 2008 in the principal amount of up to two hundred thousand dollars ($200,000).  Any funds advanced to the Company through the Sands Brothers Line of Credit will be used for operating expenses in connection with the operations of Experiential, and will be immediately transferred to Experiential as a capital contribution.  Such operating expenses may include but are not limited to legal fees, vendor expenses, auditor fees, payroll, rents, and financing expenses.

In connection with the Sands Brothers Line of Credit, the Company received an initial advance on or around February 29, 2008, of one hundred thousand dollars ($100,000) and executed and delivered to Sands Brothers III a Promissory Note (the “First Advance Note”) in the initial amount of one hundred thousand dollars ($100,000), evidencing such advance.  Further, on March 27, 2008, the Company received a second advance of one hundred thousand dollars ($100,000) and executed and delivered to Sands Brothers III a Promissory Note (the “Second Advance Note”) in the amount of one hundred thousand dollars ($100,000), evidencing such advance.  The second advance exhausted the funding Sands Brothers III has agreed to provide pursuant to the Sands Brothers Line of Credit. The First Advance Note and the Second Advance Note bear interest until paid in full at the rate of twelve percent (12%) per annum, with the interest on such notes payable monthly in arrears commencing on April 1, 2008.  In the event any payment is not made within three (3) days of the date such payment is due under either note, both outstanding notes will bear interest at the rate of fifteen percent (15%) per annum, and such failure to pay the required payment is defined as an “Acceleration Event.” Any Acceleration Event or Event of Default gives Sands Brothers III the right to provide for the entire amount of unpaid principal and interest on the outstanding notes to be immediately due and payable with fifteen days prior notice in the event of an Acceleration Event and without prior notice if an Event of Default occurs.  The principal and any unpaid interest on both notes are due and payable on June 29, 2008.

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

 Creative Talent

A primary value that XA brings to its clients is the creative talent, energy and commitment of its employees. XA seeks to attract and retain the best personnel by developing attractive compensation, benefits and training programs and providing long-term career opportunities that its smaller competitors cannot duplicate. XA has approximately sixty-eight (68) employees; of whom approximately twenty-eight (28) are full-time employees and forty (40) are part-time employees.

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
* www.theexperientialagency.com; and
* www.musters.com.

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

COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

We had sales of $2,111,411 for the three months ended March 31, 2008, compared to sales of $2,049,336 for the three months ended March 31, 2007, an increase in sales from the prior period of $62,075 or 3.0%. The increase in sales was mainly due to an increased number of new clients and more events planned in the Chicago, Illinois market area.  Our sales vary quarter to quarter based on the number of programs and events we plan during those quarters.

We had cost of goods sold relating to direct production costs of $1,118,208 for the three months ended March 31, 2008, compared to cost of goods sold relating to direct production costs of $938,791 for the three months ended March 31, 2007, an increase in cost of goods sold from the prior period of $179,417 or 19.1%.  The increase in cost of goods sold was attributable to our increase in sales for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, and increased costs of services and materials paid to specific vendors for the three months ended March 31, 2008, compared to the three months ended March 31, 2007.

Cost of goods sold as a percentage of sales was 53.0% for the three months ended March 31, 2008, compared to 45.8% for the three months ended March 31, 2007, an increase in cost of goods sold as a percentage of sales of 7.2% from the prior period.

We had gross profit of $993,203 for the three months ended March 31, 2008, compared to gross profit of $1,110,546 for the three months ended March 31, 2007, a decrease in gross profit of $117,343 or 10.6% from the prior period. The decrease in gross profit was mainly due to the 19.1% increase in cost of goods sold offset by the 3% increase in sales.

We had administrative expenses of $1,065,229 for the three months ended March 31, 2008, compared to administrative expenses of $1,259,629 for the three months ended March 31, 2007, a decrease in administrative expenses of $194,400 or 15.4% from the prior period.  The decrease in administrative expenses was due to a decrease in the number of the Company’s employees and more specifically, its executive producers during the three months ended March 31, 2008, compared to the three months ended March 31, 2007.

We had a loss from operations of $72,027 for the three months ended March 31, 2008, compared to a loss from operations of $149,083 for the three months ended March 31, 2007, a decrease in loss from operations of $77,056 or 51.7% from the prior period. The decrease in loss from operations was mainly attributable to the $194,400 or 15.4% decrease in administrative expenses offset by the $117,343 or 10.6% decrease in gross profit for the three months ended March 31, 2008, compared to the prior period.

We had net other expenses for the three months ended March 31, 2008, of $144,949, compared to net other expenses of $97,739 for the three months ended March 31, 2007, an increase in net other expenses of $47,210 or 48.3% from the prior period.

We had a net loss of $216,976 for the three months ended March 31, 2008, compared to a net loss of $246,822 for the three months ended March 31, 2007, a decrease in net loss of $29,846 or 12.1% from the prior period. The decrease in net loss was attributable to the 15.4% decrease in administrative expenses offset by the 10.6% decrease in gross profit and the 48.3% increase in other expenses for the three months ended March 31, 2008, compared to the three months ended March 31, 2007.

We had other comprehensive loss, consisting of increase in fair value of derivatives, for the three months ended March 31, 2008 of $6,126, compared to $0 for the three months ended March 31, 2007, an increase of $6,126 from the prior period.  This increase in fair value of derivatives is attributable to the volatile price of the Company’s common stock in relation to the Convertible Promissory Notes and Warrants described above.

We had net comprehensive loss of $223,102 for the three months ended March 31, 2008, compared to net comprehensive loss of $246,822 for the three months ended March 31, 2007, a decrease in net comprehensive loss of $23,720 or 9.6% from the prior period.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $1,339,669 as of March 31, 2008, which included cash of $179,159; accounts receivable of $614,748; work in progress at cost of $155,696; prepaid expenses of $23,514; and prepaid finance charges of $366,550.

We had total fixed assets of $1,582,306 as of March 31, 2008, which included equipment of $244,736; furniture and fixtures of $330,825; and leasehold improvements of $1,006,745; which was offset by $380,596 of accumulated deprecation. Leasehold improvements mainly included the XA Scenes office space and venue rental in New York, improvements on that space, and equipment mainly includes equipment purchased in connection with the XA Scenes venue.

We had other assets of $966,016 as of March 31, 2008, which included $100,707 of deposits; and $865,309 of goodwill.

We had total assets of $3,507,395 as of March 31, 2008.

We had total current liabilities of $5,895,608 as of March 31, 2008, which included $536,772 of accounts payable, $524,229 of interest payable, which mainly represents accrued and unpaid interest on our 11% Convertible Notes; $1,660 of withheld and accrued taxes; $360,042 of unearned revenues; $722,904 of Line of Credit, in connection with our Line of Credit due to LaSalle or its assigns, described in greater detail below; and $3,750,000 of current portion of long term debt in connection with amounts owed to the Purchasers pursuant to the outstanding promissory notes, described in greater detail above

We had derivative liability of $16,242 as of March 31, 2008, in connection with the outstanding notes owed to the Purchasers.

We had negative working capital of $4,555,939 and a total retained deficit of $5,450,514 as of March 31, 2008.

We had net cash used by operating activities of $381,085 for the three months ended March 31, 2008, which was mainly due to $216,976 of net loss, $220,296 of increase in accounts receivable, $169,858 of decrease in accounts payable, and $112,288 of increase in work in process, offset by $190,740 of increase in unearned revenue and $103,125 of increase in accrued interest.

We had $28,768 of net cash used by investing activities for the three months ended March 31, 2008, which was due to $28,768 of increase in deposits.

We had $85,000 of net cash used by financing activities during the three months ended March 31, 2008, which represented a $200,000 increase in notes payable, due to the amounts borrowed from Sands Brothers III, as described above, offset by $115,000 of payments on notes payable.

The Company has a line of credit agreement which it entered into on August 12, 2004, with LaSalle Bank National Association ("LaSalle") for $750,000.  The line of credit was due August 12, 2005, and the interest varied at 0.25% over the prime rate. The Company's assets secure the line of credit. Prior to the expiration of the line of credit, the line of credit was renewed for another year and increased to $800,000. On or around June 30, 2007, the Company entered into a promissory note evidencing amounts owed under the line of credit, in the amount of $600,000, which promissory note accrued interest at the rate of 2.25% above the prime rate then in affect, which line of credit was later amended and replaced by the LaSalle Line of Credit, defined and described below.

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

We failed to make the required payment due under the promissory note on December 1, 2007, which promissory note had a remaining balance of $844,485.03 as of December 11, 2007.  This unpaid balance consisted of $837,904.00 in principle and $6,581.03 in accrued and unpaid interest.  On December 3, 2007, LaSalle notified the Company by letter that the promissory note was in default, and beginning on December 4, 2007, interest will accrue on the unpaid balance of the promissory note (and any accrued and unpaid interest thereon) at the default annual rate of 11.75% (the prime rate plus 4.25% per year as of December 1, 2007), based on the bank’s then prime rate of 7.5%.  Pursuant to LaSalle’s letter as of December 4, 2007, the Company had until December 31, 2007 to repay the remaining balance of the promissory note, or LaSalle would seek alternatives to payment.

We subsequently paid $100,000 from the Second Follow On Funding to LaSalle, to repay a portion of the principal and interest owed to LaSalle through the LaSalle Line of Credit and entered into a Forbearance Agreement with LaSalle, pursuant to which LaSalle will forbear enforcement of its rights and remedies against us and Experiential until June 1, 2008, conditioned on performance of certain terms and conditions.  These terms and conditions include entering into a new note in the amount of $738,000 with continuing interest and principal payments of $10,000 due on March 1, 2008, April 1, 2008, and May 1, 2008, which payments have been made to date.  Furthermore, the Forbearance Agreement requires the Company, the Second Follow On Purchasers and the other junior lenders to enter into Subordination Agreements and a General Release for the benefit of LaSalle (the “Subordination Agreements”), as well as requiring us to agree to pay all legal fees and expenses incurred by LaSalle in connection with the defaults and the Forbearance Agreement.

The Company sold an aggregate of $3,550,000 in 11% Senior Subordinated Secured Convertible Promissory Notes and warrants to purchase shares of the Company’s common stock to various Purchasers in June, September and October 2006, and July and December 2007, as described in greater detail above.

Recent Funding Events

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

The Company paid $100,000 from the Second Follow On Funding to LaSalle, to repay a portion of the principal and interest owed to LaSalle through the LaSalle Line of Credit and entered into a Forbearance Agreement with LaSalle, pursuant to which LaSalle will forbear enforcement of its rights and remedies against us and Experiential until June 1, 2008, conditioned on performance of certain terms and conditions.  These terms and conditions include entering into a new note in the amount of $738,000 with continuing interest and principal payments of $10,000 due on March 1, 2008, April 1, 2008, and May 1, 2008, which amounts have been paid to date.  Furthermore, the Forbearance Agreement requires the Company, the Second Follow On Purchasers and the other junior lenders to enter into Subordination Agreements and a General Release for the benefit of LaSalle (the “Subordination Agreements”), as well as requiring us to agree to pay all legal fees and expenses incurred by LaSalle in connection with the defaults and the Forbearance Agreement.

The funds advanced to the Company through the Sands Brothers Line of Credit will be used for operating expenses in connection with the operations of Experiential, and will be immediately transferred to Experiential as a capital contribution.  Such operating expenses may include but are not limited to legal fees, vendor expenses, auditor fees, payroll, rent, and financing expenses.

----------------------------

We will need to raise additional financing in the future to repay the $3,550,000, not including accrued and unpaid interest on the notes, which we owe under the August, September and October 2006 Senior Notes, the Follow On Notes and the Second Follow On Notes, which notes are due and payable on June 22, 2008 in connection with the $1,250,000 August 2006 funding and $200,000 of the Follow On Funding, June 11, 2008, in connection with $200,000 of the Notes and $50,000 of the Follow On Notes, June 29, 2008, in connection with the $1,250,000 October 2006 funding and $200,000 of the Follow On Funding, and December 21, 2008, in connection with $400,000 of the Second Follow On Notes, assuming such note holders do not convert such notes into shares of our common stock in connection with their Optional Conversion and Mandatory Conversion rights (described above) and will require approximately $722,904 which we owe under the LaSalle Line of Credit, which amount was due on December 31, 2007; however, LaSalle has agreed to forbear its rights and remedies against us and Experiential until June, 1, 2008, provided we perform the terms and conditions discussed above, as well as an additional $200,000, not including accrued and unpaid interest on the Sands Brothers Line of Credit, described above.  We can provide no assurances however that we will be able to perform these terms and conditions, or that we will be able to obtain sufficient funds from alternative lending sources to repay the amount owed pursuant to the LaSalle Line of Credit.   In addition to the amounts described above, we anticipate the need for approximately $1 to $5 million of additional financing to support strategic acquisitions and our current expansion plan for the next 18 to 24 months.

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

A substantial portion of our investment capital for the next 12 months, if any, other than those amounts used to repay the LaSalle Line of Credit (and/or which will need to be used to repay the Notes and Sands Brothers Line of Credit, assuming such Notes are not converted into shares of our common stock) will be used to finance the expansion of our business in accordance with our growth and acquisition strategy described above. To the extent that the proceeds are not used for acquisitions, such proceeds will be used for general corporate purposes and for working capital needs. The amount and timing of such uses will vary depending on the availability of acquisition opportunities. Pending such uses, the net proceeds will be invested in short-term investment grade securities.

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

At this time, no additional financing has been secured. We have no commitments from officers, directors or affiliates to provide funding. Our growth and continued operations could be impaired by limitations on our access to the capital markets as well as penalties we may be forced to pay to the Purchasers if we are unable to repay the Notes when due, if such Notes are not converted into shares of our common stock. Without additional financing, we believe we can continue our operations for at least the next twelve months with our current revenues; however, if we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to pursue our expansion strategy and/or repay the Notes when due, if such notes are not converted into shares of our common stock. There can be no assurance that capital from outside sources will be available, or if such financing is available, it may involve issuing securities senior to our common stock or equity financings which are dilutive to holders of our common stock. In addition, in the event we do not raise additional capital from conventional sources, it is likely that our growth will be restricted and we may need to scale back or curtail implementing our business plan and/or we may consider alternative business strategies such as taking the Company private and/or ceasing our periodic filing requirements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recently issued accounting pronouncements. The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

During the second quarter of 2007, we filed a complaint against three of our former employees and another third party, alleging that two of those former employees had violated their non-compete agreements with us, which they agreed to pursuant to and in connection with their entry into employment agreements with us, as well as other causes of action, including violation of the Illinois Trade Secrets Act and tortuous interference. We subsequently obtained a Restraining Order against the two former employees who we allege are barred from their current actions due to their non-compete agreements with us, which prevents them from performing any services on behalf of any of our clients. As of the date of this filing, we have entered the discovery phase of the litigation. We are seeking an injunction against the defendants and damages in connection with our former employees’ breach of their non-compete agreements and the other causes of actions alleged.  The case is still ongoing.

The Company is not aware of any pending legal proceedings other than the ones described above, to which it is a party which is material to its business operations.

ITEM 1A. RISK FACTORS

WE HAVE A PRESENT NEED FOR CAPITAL IN ADDITION TO $2.7 MILLION RAISED IN AUGUST THROUGH OCTOBER 2006, $450,000 RAISED IN JUNE 2007, $400,000 RAISED IN DECEMBER 2007, AND $200,000 RAISED IN MARCH 2008.

We intend to seek additional acquisitions which acquisitions will likely require additional capital ranging from $3 to $5 million, which is in addition to $2.7 million raised in August through October 2006, $450,000 raised in June 2007, $400,000 raised in December 2007, and $200,000 raised in March 2008. Furthermore, the due date of such Notes (as amended by the First Amendment to the Notes), is June 22, 2008 in connection with the $1,250,000 August 2006 funding and $200,000 of the Follow On Funding, June 11, 2008, in connection with $200,000 of the Notes and $50,000 of the Follow On Notes, June 29, 2008, in connection with the $1,250,000 October 2006 funding and $200,000 of the Follow On Funding, and December 21, 2008, in connection with $400,000 of the Second Follow On Notes, if such Notes are not converted into shares of our common stock prior to such due dates. Finally, we have approximately $837,904 which is due to LaSalle as of December 31, 2007 (described in greater detail above under “Liquidity and Capital Resources”) and $200,000 which is due to Sands Brothers Venture Capital III LLC on June 29, 2008. At this time, no additional financing has been secured. Our growth and continued operations could be impaired by limitations on our access to the capital markets. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to continue our business operations and pursue our expansion strategy. We need to raise additional capital to repay the Purchasers, the LaSalle Line of Credit and the Sands Brothers Line of Credit, and as a result, we may seek to enter into acquisitions or mergers in the future, of which we currently have no immediate plans, but which if undertaken, could result in a restructuring, change of control and/or a change in our business focus, as well as potential dilution to then current shareholders. In the event we do not raise additional capital from conventional sources, there is every likelihood that we may need to scale back or curtail implementing our business plan.

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

OUR AUDITOR HAS RAISED DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We had a net loss of $216,976 for the three months ended March 31, 2008.  We had a $4,555,939 working capital deficiency and a total retained deficit of $5,450,514 as of March 31, 2008. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

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

Pursuant to the Registration Rights Agreements, we agreed to register the shares of common stock which the Notes are convertible into and the shares of common stock underlying the Warrants (the “Underlying Shares”).  Pursuant to the Second Follow On Rights Agreements and the First Amendment to the Registration Rights Agreement (which replaced and superseded the prior Registration Rights Agreements entered into in August 2006, October 2006, and June 2007, in connection with the previous sale of $3,150,000 in 11% Senior Secured Convertible Notes), we agreed to register the Registrable Securities on a Form SB-2 registration statement with the Securities and Exchange Commission (the "Commission" and the "Registration Statement") pursuant to the deadlines discussed below. We agreed that in the event that the Private Offering has not occurred within six (6) months of the date of the Second Follow On Funding closing, December 21, 2007, which date is June 21, 2008, we would file the Registration Statement with the Commission within forty-five days of such six (6) month anniversary, August 5, 2008, and that we would obtain effectiveness of the Registration Statement no more than ninety (90) days after the date we are required to file such Registration Statement, or November 3, 2008 (the "Initial Registration Deadlines").  However, in the event that we are unable to register all of the Registrable Securities in one Registration Statement because of the applicability of Rule 415 of the Securities Act of 1933, as amended, the Purchasers, as well as Mastodon Ventures, Inc. (collectively the “Registration Rights Holders”), have agreed that the number of shares we can register at any one time will be allocated pro rata to each of the Registration Rights Holders and to file additional registration statements to register the remaining Registrable Securities as described above under “Second Follow On Funding Registration Rights Agreement.”

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

We had 3,977,252 shares of common stock outstanding as of May 15, 2008. Assuming a conversion price of $0.25 per share (which conversion price and therefore the number of shares issuable in connection with the conversion of the Notes is subject to adjustment as provided in the Notes, subject to a $0.25 floor), the principal amount of the outstanding notes held by the Purchasers will convert into 14,200,000 shares of common stock and the outstanding Warrants, MVI Warrants and Venture Warrants can be exercised for 2,555,167 shares of common stock. As such, the conversion of the August, September and October 2006 Notes, the Follow On Notes, the Second Follow On Notes and exercise of the Warrants, Venture Warrants and MVI Warrants as well as the Follow On Warrants and Second Follow On Warrants, will cause substantial dilution to our existing shareholders.  Additionally, shareholders should keep in mind that the outstanding Warrants, Venture Warrants and MVI Warrants contain cashless exercise provisions, whereby in the event the shares issuable in connection with such securities are not registered with the Commission, the holders of such securities can exercise such securities for shares of our common stock by receiving a lesser number of shares of our common stock (as calculated in such warrants) and by not paying cash for such conversions.

WE WILL INCUR SIGNIFICANT INCREASED COSTS AS A RESULT OF OPERATING AS A FULLY REPORTING COMPANY IN CONNECTION WITH SECTION 404 OF THE SARBANES OXLEY ACT, AND OUR MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO NEW COMPLIANCE INITIATIVES.

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, we are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act at the end of each fiscal year. For fiscal year 2009, Section 404 will require us to obtain a report from our independent registered public accounting firm attesting to the assessment made by management.  Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

IF WE ARE LATE IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC, WE MAY BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-Q's or 10-K's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. If we are late in our filings three times in any twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

10.1(1)	Common Stock Purchase Warrant A

10.2(2)	Voting Agreement between Joseph Wagner and Frank Goldstin

10.3(2)	Voting Agreement between Jean Wilson and Frank Goldstin

10.4(3)	Fiori Asset Purchase Agreement

10.5(4)	Asset Acquisition Agreement with Musters & Company, Inc.

10.6(4)	Waiver Agreement

10.7(5)	Christopher Spencer Consulting Agreement

10.8(6)	Waiver of Rights Agreement

10.9(7)	Securities Purchase Agreement Dated August 8, 2006

10.10(7)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital LLC

10.11(7)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital II LLC

10.12(7)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital III LLC

10.13(7)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital IV LLC

10.14(7)	11% Senior Secured Convertible Promissory Note with Katie & Adam Bridge Partners L.P.

10.15(7)	Warrant with Sands Brothers Venture Capital LLC ($1.10 initial exercise price)

10.16(7)	Warrant with Sands Brothers Venture Capital II LLC ($1.10 initial exercise price)

10.17(7)	Warrant with Sands Brothers Venture Capital III LLC ($1.10 initial exercise price)

10.18(7)	Warrant with Sands Brothers Venture Capital IV LLC ($1.10 initial exercise price)

10.19(7)	Warrant with Katie & Adam Bridge Partners L.P. ($1.10 initial exercise price)

10.20(7)	Warrant with Sands Brothers Venture Capital LLC ($0.30 initial exercise price)

10.21(7)	Warrant with Sands Brothers Venture Capital II LLC ($0.30 initial exercise price)

10.22(7)	Warrant with Sands Brothers Venture Capital III LLC ($0.30 initial exercise price)

10.23(7)	Warrant with Sands Brothers Venture Capital IV LLC ($0.30 initial exercise price)

10.24(7)	Warrant with Katie & Adam Bridge Partners L.P. ($0.30 initial exercise price)

10.25(7)	Warrant with Mastodon Ventures, Inc. ($0.30 initial exercise price)

10.26(7)	Registration Rights Agreement

10.27(7)	Security Agreement

10.28(7)	Joseph Wagner 60 Month Consulting Agreement Effective August 1, 2006

10.29(7)	Jean Wilson 60 Month Employment Agreement Effective August 1, 2006

10.30(7)	Joseph Wagner Stock Option Agreement to Purchase 850,000 Shares at an Exercise Price of $0.75 Per Share

10.31(7)	Jean Wilson Stock Option Agreement to Purchase 650,000 Shares at an Exercise Price of $0.75 Per Share

10.32(8)	Second Funding Waiver of Rights Agreement

10.33(9)#	Securities Purchase Agreement Effective September 26, 2006 with G. Chris Andersen

10.34(9)#	11% Senior Secured Convertible Promissory Note with G. Chris Andersen

10.35(9)#	Warrant with G. Chris Andersen ($1.10 initial exercise price)

10.36(9)#	Registration Rights Agreement with G. Chris Andersen

10.37(9)#	Security Agreement with G. Chris Andersen

10.38(9)	Securities Purchase Agreement Dated October 23, 2006 with Vision Opportunity Master Fund, Ltd.

1039(9)	11% Senior Secured Convertible Promissory Note with Vision Opportunity Master Fund, Ltd. (1)

10.40(9)	Warrant with Vision Opportunity Master Fund, Ltd. ($1.10 initial exercise price)

10.41(9)	Warrant with Vision Opportunity Master Fund, Ltd. ($0.30 initial exercise price)

10.42(9)	Registration Rights Agreement with Vision Master Fund, Ltd.

10.43(9)	Security Agreement with Vision Master Fund, Ltd.

10.44(9)	Third Waiver of Rights Agreement with the 6% Purchasers

10.45(9)	Consulting Agreement with MVI

10.46(10)	Agreement Regarding the Cancellation of the Series A Preferred Stock of XA, Inc.

10.47(10)	Legal Services Agreement with David M. Loev

10.48(11)	Securities Purchase Agreement With the Sands Brothers Purchasers (June 22, 2007)

10.49(11)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital LLC (June 22, 2007)

10.50(11)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital II LLC (June 22, 2007)

10.51(11)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital III LLC (June 22, 2007)

10.52(11)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital IV LLC (June 22, 2007)

10.53(11)	11% Senior Secured Convertible Promissory Note with Katie & Adam Bridge Partners L.P. (June 22, 2007)

10.54(11)	Warrant with Sands Brothers Venture Capital LLC ($0.30 initial exercise price) (June 22, 2007)

10.55(11)	Warrant with Sands Brothers Venture Capital II LLC ($0.30 initial exercise price) (June 22, 2007)

10.56(11)	Warrant with Sands Brothers Venture Capital III LLC ($0.30 initial exercise price) (June 22, 2007)

10.57(11)	Warrant with Sands Brothers Venture Capital IV LLC ($0.30 initial exercise price) (June 22, 2007)

10.58(11)	Warrant with Katie & Adam Bridge Partners L.P. ($0.30 initial exercise price) (June 22, 2007) (June 22, 2007)

10.59(11)	Registration Rights Agreement with the Sands Brothers Purchasers (June 22, 2007)

10.60(11)	Security Agreement with the Sands Brothers Purchasers (June 22, 2007)

10.61(11)	Securities Purchase Agreement Dated June 29, 2007 with Vision Opportunity Master Fund, Ltd.

10.62(11)	11% Senior Secured Convertible Promissory Note with Vision Opportunity Master Fund, Ltd. (June 29, 2007)

10.63(11)	Warrant with Vision Opportunity Master Fund, Ltd. ($0.30 initial exercise price) (June 29, 2007)

10.64(11)	Registration Rights Agreement with Vision Master Fund, Ltd. (June 29, 2007)

10.64(11)	Security Agreement with Vision Master Fund, Ltd. (June 29, 2007)

10.65(11)	Securities Purchase Agreement effective June 11, 2007 with G. Chris Andersen

10.66(11)	11% Senior Secured Convertible Promissory Note with G. Chris Andersen (effective June 11, 2007)

10.67(11)	Warrant with G. Chris Andersen ($0.30 initial exercise price) (effective June 11, 2007)

10.68(11)	Registration Rights Agreement with G. Chris Andersen (effective June 11, 2007)

10.69(11)	Security Agreement with G. Chris Andersen (effective June 11, 2007)

10.70(11)	Securities Purchase Agreement effective June 11, 2007 with Paul M. Higbee

10.71(11)	11% Senior Secured Convertible Promissory Note with Paul M. Higbee (effective June 11, 2007)

10.72(11)	Warrant with Paul M. Higbee ($0.30 initial exercise price) (effective June 11, 2007)

10.73(11)	Registration Rights Agreement with Paul M. Higbee (effective June 11, 2007)

10.74(11)	Security Agreement with Paul M. Higbee (effective June 11, 2007)

10.75(11)	Waiver of Rights Agreement Dated On Or Around June 22, 2007 with the Purchasers

10.76(11)	First Amendment to Consulting Agreement with Joseph Wagner

10.77(11)	First Amendment to 11% Senior Secured Convertible Promissory Note with the Sands Brothers Purchasers

10.78(11)	First Amendment to 11% Senior Secured Convertible Promissory Note with Vision Master Fund, Ltd.

10.79(11)	First Amendment to 11% Senior Secured Convertible Promissory Note with Paul M. Higbee

10.80(11)	First Amendment to 11% Senior Secured Convertible Promissory Note with G. Chris Andersen

10.81(12)	Securities Purchase Agreement with Sands Brothers Venture Capital III LLC (December 21, 2007)

10.82(12)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital III LLC (December 21, 2007)

10.83(12)	Warrant with Sands Brothers Venture Capital III LLC ($0.30 initial exercise price) (December 21, 2007)

10.84(12)	Registration Rights Agreement with Sands Brothers Venture Capital III LLC (December 21, 2007)

10.85(12)	Security Agreement with Sands Brothers Venture Capital III LLC (December 21, 2007)

10.86(12)	Securities Purchase Agreement with Vision Opportunity Master Fund, Ltd. (December 21, 2007)

10.87(12)	11% Senior Secured Convertible Promissory Note with Vision Opportunity Master Fund, Ltd. (December 21, 2007)

10.88(12)	Warrant with Vision Opportunity Master Fund, Ltd. ($0.30 initial exercise price) (December 21, 2007)

10.89(12)	Registration Rights Agreement with Vision Master Fund, Ltd. (December 21, 2007)

10.90(12)	Security Agreement with Vision Master Fund, Ltd. (December 21, 2007)

10.91(12)	Forbearance Agreement

10.92(13)	Revolving Line of Credit Agreement with Sands Brothers Venture Capital III LLC (February 29, 2008) and Promissory Note with Sands Brothers Venture Capital III LLC (February 29, 2008)

10.93(14)	Promissory Note with Sands Brothers Venture Capital III LLC (March 27, 2008)

10.94*	First Amendment to the Registration Rights Agreement

21.1(15)	Subsidiaries

31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(15) Filed as an Exhibit to our Report on Form 10-KSB for the year ended December 31, 2007, which was filed with the Commission on April 15, 2008, and incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XA, INC.

DATED: May 20, 2008	By: /s/ Joseph Wagner
Joseph Wagner
Chief Executive Officer
(Principal Executive Officer)