Form 10-Q
period 2008-06-30
XA, INC.
filed 2008-08-14
CIK 1132034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 12, 2008, the registrant had 3,977,252 shares of common stock, $0.001 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Pollard-Kelley Auditing Services, Inc.
Auditing Services
4500 Rockside Road, Suite 450, Independence, OH 44131  330-836-2558

Report of Independent Certified Public Accountants

Board of Directors
XA, Inc. and Subsidiary

We have reviewed the accompanying consolidated balance sheets of XA, Inc. and Subsidiary as of June 30, 2008 and 2007 and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month periods then ended.  These interim financial statements are the responsibility of the Company’s management.

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

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

August 1, 2008
Independence, Ohio

XA, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
June 30, 2008 and June 30, 2007
	2008	2007
ASSETS
Current Assets
Cash	$140,922	$232,810
Accounts receivable	1,620,493	979,049
Work in process at cost	326,599	598,604
Prepaid expenses	25,194	66,731
Prepaid finance charges	313,350	389,517
Total Current Assets	2,426,559	2,266,711
Fixed Assets
Equipment	244,736	244,736
Furniture and fixtures	345,452	66,177
Leasehold improvements	1,010,321	1,006,745
	1,600,509	1,317,657
Less accumulated depreciation	(408,186)	(246,514)
	1,192,323	1,071,143
Other Assets
Deposits	100,707	71,939
Goodwill	865,309	865,309
	966,016	937,248
	$4,584,898	$4,275,102
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$700,553	$542,075
Accrued payroll	-	10,997
Interest payable	637,254	95,760
Withheld and accrued taxes	2,304	1,953
Unearned revenues	1,243,567	670,205
Line of credit	702,904	771,238
Current portion of long term debt	3,750,000	1,450,000
Total Current Liabilities	7,036,582	3,542,228
Long-term Debt
Note payable	-	1,700,000
Derivative Liability	3,203	62,431
Stockholders' Equity
Series A preferred stock	-	-
Common stock	3,977	3,952
Additional paid in capital	2,297,996	2,289,621
Accumulated other comprehensive income	757,125	296,121
Retained income	(5,513,985)	(3,619,251)
Subscription receivable	-	-
	(2,454,887)	(1,029,556)
	$4,584,898	$4,275,102

See accompanying notes to financial statements.

XA, Inc. and Subsidiary
CONSOLIDATED INCOME STATEMENT
For the Quarters Ended June 30, 2008 and 2007

	2nd Quarter	Year-to-date	2nd Quarter	Year-to-date
	2008	2008	2007	2007

Revenues
Sales	$2,036,015	$4,147,426	$2,801,143	$4,850,479

Cost of goods sold
Direct production costs	925,012	2,043,221	1,584,918	2,523,709

Gross profit	1,111,003	2,104,206	1,216,225	2,326,771

Administrative expense
Administrative	929,341	1,994,570	1,161,267	2,420,895

Income from operations	181,662	109,636	54,958	(94,125)

Other income and expenses
Other income	-	-	-	-
Other expenses	(245,133)	(390,083)	(254,579)	(352,318)
	(245,133)	(390,083)	(254,579)	(352,318)
Income before taxes	(63,471)	(280,447)	(199,621)	(446,443)

Tax provisions
Tax provisions	-	-	-	-

Net (Loss) Income	(63,471)	(280,447)	(199,621)	(446,443)

Other Comprehensive Income
Decrease in fair value of
derivatives	13,039	6,913	(73,144)	(896,059)

Net Comprehensive Income	$(50,432)	$(273,534)	$(272,765)	$(1,342,502)

Loss per Share
Average shares outstanding	3,977,250	3,977,250	3,952,250	3,952,250
Net Loss	$(0.01)	$(0.07)	$(0.05)	$(0.11)
Other Comprehensive Income/
(Loss)	$0.00	$0.00	$(0.02)	$(0.23)
Net Comprehensive Loss	$(0.01)	$(0.07)	$(0.07)	$(0.34)

See accompanying notes to financial statements.

XA, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from January 1, 2005 through June 30, 2008						Accumulated
					Additional	Other
	Series A Preferred Stock		Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance December 31, 2006	2	$-	3,952,250	$3,952	$2,289,621	$296,121	$(3,409,583)	$(819,889)
Retirement of preferred shares	(2)	-	-	-	-	-	-	-
Shares issued for services	-	-	25,000	25	8,375		-	8,400
Shares issued for debt	-	-					-	-
Purchase and retirement of
Preferred shares		-	-	-	-	-		-
Net Other Comprehensive Loss	-	-	-	-	-	454,091	(1,823,955)	(1,369,864)
Balance December 31, 2007	-	-	3,977,250	3,977	2,297,996	750,212	(5,233,538)	(2,181,353)
Net Other Comprehensive Loss	-	-	-	-	-	(6,126)	(216,976)	(223,102)
Balance March 31, 2008	-	-	3,977,250	3,977	2,297,996	744,086	(5,450,514)	(2,404,455)
Net Other Comprehensive Loss						13,039	(63,471)	(50,432)
Balance June 30, 2008	-	$-	3,977,250	$3,977	$2,297,996	$757,125	$(5,513,985)	$(2,454,887)

See accompanying notes to financial statements.

XA, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Quarters Ended June 30, 2008 and 2007
	2nd Quarter	Year to date	2nd Quarter	Year to date
	2008	2008	2007	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(63,471)	$(280,447)	$(10,006)	$(209,667)
Adjustments to reconcile net earnings to net
cash provided (used) by operating activities:
Provision for deferred taxes	-	-	-	-
Depreciation	27,590	55,180	17,326	34,653
Amortization of Discounts on Notes Payable	53,200	106,400	60,600	74,039
Stock for services	-	-	-	-
Changes in Current assets and liabilities:
(Increase) Decrease in Accounts receivable	(1,005,745)	(1,226,040)	(134,790)	(508,779)
(Increase) Decrease in Work in process	(170,903)	(283,191)	(98,555)	(598,604)
(Increase) Decrease in Prepaid expenses	(1,680)	228,279	(28,900)	114,250
(Increase) Decrease in Officers loans	-	-	-	-
(Increase) in Prepaid employment contracts	-	-	-	-
(Decrease) Increase in Accounts payable	163,781	(6,077)	211,199	27,843
(Decrease) Increase in Accrued payroll	-	-	10,997	10,997
(Decrease) Increase in Accrued interest	113,025	216,150	-	(7,000)
(Decrease) in Withheld and accrued taxes	644	(988)	(882)	(1,778)
Increase (Decrease) in Unearned revenue	883,525	1,074,264	(138,924)	503,292
NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES	(34)	(116,470)	(111,935)	(560,754)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed assets	(18,203)	(282,852)	-	(2,000)
Increase in Goodwill	-	-	-	-
(Increase) Decrease in Deposits	-	(28,768)	-	1,700
NET CASH (USED) BY INVESTING
ACTIVITIES	(18,203)	(311,620)	-	(300)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	-	-	-
Sale of Warrants	-	-	-
Increase in Line of credit	(20,000)	(135,000)	(428,763)	(28,763)
Payments on Line of credit	-	-	-
Increase in Short - term debt	-	200,000	-
Increase in Long - term debt	-	-	450,000	450,000
Payments on Long - term debt	-	-	-	-
NET CASH USED BY
FINANCING ACTIVITIES	(20,000)	65,000	21,237	421,238

NET INCREASE (DECREASE) IN CASH	(38,237)	(363,090)	(90,698)	(139,817)
CASH ACQUIRED IN ACQUISITION	-	-	-	-
CASH AT BEGINNING OF PERIOD	179,159	504,012	323,508	372,626
CASH AT END OF PERIOD	$140,922	$140,922	$232,810	$232,810

See accompanying notes to financial statements.

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
----------------------------------------------------------

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

CASH AND CASH EQUIVALENTS
----------------------------

For  purposes  of  the  statement  of  cash  flows,  the  Company  considers all short-term  debt  securities  three  months  or  less  to  be  cash equivalents.

Cash paid during the year for:

	2008	2007

Interest	$27,302	$19,783
Income taxes	$ -0-	$ -0-

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
----------------------------------------------------------

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

Depreciation expense for the quarter ended June 30, 2008 and 2007 was $27,590 and $17,327 respectively.

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

The estimated tax provision at June 30, 2008 and 2007 consists of the following:

	2008	2007

Federal	$ -0-	$ -0-
State	-0-	-0-

	$ -0-	$ -0-

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
----------------------------------------------------------

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

CONCENTRATION OF CREDIT RISKS
--------------------------------

During 2008 and 2007 and at June 30, 2008 and 2007, the Company had deposits in banks  in  excess  of  the  FDIC  insurance  limit.

INTANGIBLE IMPAIRMENT
--------------------------------

In the fourth quarter of 2006, management reviewed the value of its intangible assets.  This review resulted in the write down of the intangible asset Deferred Taxes.  The balance in this account represented an estimate of the cash value of the Company’s net operating loss carry forward.   Management found no impairment of its intangible assets at June 30, 2008.  Impairment was tested as required by SFAS No 142 Goodwill and Other Intangible Assets, SFAS No 144 Accounting for the Impairment or Disposal of Long-term Assets, and FAS 141-1 a staff interpretation of Goodwill.

NOTE 2 – PREPAID INTEREST
-----------------------------------------------------

Discount on Convertible Notes Payable represents costs the Company incurred in connection with the convertible promissory notes.  These costs will be amortized over  the  life  of  the  notes (24  months)  on  a  straight-line  basis.

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

NOTE 2 – PREPAID INTEREST - CONTINUED
-----------------------------------------------------

In connection with the August 8, September 26, October 23, 2006 and June 2007, notes, the Discount on Convertible Notes Payable represents costs the Company incurred in connection with the new convertible promissory notes.  These costs will be amortized over the life of the notes on a straight-line basis.

Amortization expense for the quarter ended June 30, 2008 and 2007 was $53,200 and $60,600 respectively.

NOTE 3 - NOTES PAYABLE
--------------------------

LINE OF CREDIT –

On August 12, 2004, the Company entered into a Line of Credit agreement with a bank for $750,000.  The note was due September 30, 2006.  Interest varies at 0.25% over the Bank's prime rate.  The Company's assets secure the note.  The draws are based on a borrowing base formula at 75% of eligible accounts receivable less 90 days past due accounts.  The agreement required the payment of a $5,000 commitment fee.  The balance outstanding under this  agreement  at  June 30,  2008  and  2007  was  $0  and  $0  respectively.

On June 1, 2006, the Company converted $800,000 of its line of credit to a construction loan.  The line of credit agreement was amended to $750,000.  The Company is in violation of one of the negative covenants of this loan concerning profitability.  The lender is aware of the violation and has taken no action to date.  The loan is due December 1, 2007.  The balance outstanding on these agreements was $0 and $1,200,002 at June 30, 2008 and 2007 respectively.

On June 30, 2007, the Company entered into a Line of Credit agreement with a bank for $600,000.  The note was due October 15, 2007.  Interest varies at 2.25% over the Bank's prime rate.  The balance outstanding at June 30, 2008 and 2007 was $0 and $0 respectively.

On June 30, 2007, the Company entered into a Line of Credit agreement with a bank for $266,672.  Interest varies at 2.25% over the Bank’s prime rate.  The balance outstanding at June 30, 2008 and 2007 was $0 and $0 respectively.

On July 31, 2007, the Company entered into a Line of Credit agreement with a bank for $837,940.  Interest varies at 2.25% over the Bank’s prime rate.  The balance outstanding at June 30, 2008 and 2007 was $702,904 and $0 respectively.

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

NOTE 3 - NOTES PAYABLE - CONTINUED
--------------------------

LONG TERM DEBT –

On June 26, 2006, the Company entered into a Securities Purchase Agreement with a group of  venture capital lenders and sold 11% Senior Subordinated Secured Convertible Promissory Notes in the amount of $1,250,000, five year warrants at an  exercise  price  of $1.10 per share and a conversion feature.  The exercise price of the warrants was changed in June 2007 to $0.30 per share.  In accordance with EITF 00-27 the estimated value of the conversion feature is $193,483.  The value  was  determined using the Black-Scholes pricing model under the following assumptions:  life  of  15  months,  risk free interest rate of 5.0%, a dividend yield  of  0%  and  volatility  of  11%.   The notes are secured by all the assets of the Company and are due November 8, 2007.  The balance outstanding at June 30, 2008 and 2007 was $1,250,000 and $0 respectively.  This note is in default.  The Company has not received notice of default from the lender as of August 1, 2008.

On September 26, 2006, the Company entered into a Securities Purchase Agreement with a group of venture capital lenders and sold 11% Senior Subordinated Secured Convertible Promissory Notes in the amount of $200,000, five year warrants at an exercise price of $1.10 per share and a conversion feature.  The exercise price of the warrants was changed in June 2007 to $0.30 per share.  In accordance with EITF 00-27 the estimated value of the conversion feature is $16,155.  The value was determined using the Black-Scholes pricing  model under the following assumptions:  life  of  15  months,  risk free interest rate of 5.0%, a dividend yield  of  0%  and  volatility  of  11%.  The notes are secured by a second position on all the assets of the Company with $200,000 due December 26, 2007.  The due date was extended in June 2007 to June 2008.  The balance outstanding at June 30, 2008 and 2007 was $200,000 and $200,000 respectively.  .  This note is in default.  The Company has not received notice of default from the lender as of August 1, 2008.

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

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

NOTE 3 - NOTES PAYABLE - CONTINUED
--------------------------

The balance outstanding at June 30, 2008 and 2007 was $1,250,000 and $1,250,000 respectively. .  This note is in default.  The Company has not received notice of default from the lender as of August 1, 2008.

The notes will automatically convert to shares of common stock at the conversion price when the Company completes a private offering of its equity securities and receives  gross  proceeds  of no less than $3,000,000, with a effective purchase price of $1.50 per share and the Company has completed an effective registration statement  covering  the  resale  of  the  conversion  shares.

On June 11, 22 and 29, 2007, the Company entered into a Securities Purchase Agreement with two individuals and two venture capital groups and sold 11% Senior Subordinated Secured Convertible Promissory Notes in the total amount of $450,000, five year warrants at an exercise price of $0.30 per share and a conversion factor.  In accordance with EITF 00-27 the estimated value of the conversion feature is $400,068.  The value was determined using the Black-Scholes pricing  model under the following assumptions:  life  of  12  months,  risk free interest rate of 5.0%, a dividend yield  of  0%  and  volatility  of  0.1%.  The notes are secured by a first position on all the assets of the Company with $1,250,000 due in June 2008.  The balance outstanding at June 30, 2008 and 2007 was $450,000 and $0 respectively.  .  This note is in default.  The Company has not received notice of default from the lender as of August 1, 2008.

On December 21, 2007, the Company entered into a Securities Purchase Agreement with a venture capital group and sold 11% Senior Subordinated Secured Convertible Promissory Notes in the total amount of $400,000, five year warrants at an exercise price of $0.30 per share and a conversion factor.  In accordance with EITF 00-27 the estimated value of the conversion feature was $0.  The value was determined using the Black-Scholes pricing  model under the following assumptions:  life  of  12  months,  risk free interest rate of 5.0%, a dividend yield  of  0%  and  volatility  of  0.1%.  The notes are secured by a first position on all the assets of the Company the balance due in December 2008.  The balance outstanding at June 30, 2008 and 2007 was $400,000 and $0 respectively.

On February 29, 2008, the Company entered into a Securities Purchase Agreement with a venture capital group and sold Promissory Notes in the total amount of $200,000.  The value was determined using the Black-Scholes pricing  model under the following assumptions:  life  of  12  months,  risk free interest rate of 5.0%, a dividend yield  of  0%  and volatility  of  0.1%.  The notes are secured by a first position on all the assets of the Company with the balance due in June 2008.

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

NOTE 3 - NOTES PAYABLE - CONTINUED
--------------------------

The balance outstanding at June 30, 2008 and 2007 was $200,000 and $0 respectively.  This note is in default.  The Company has not received notice of default from the lender as of August 1, 2008.

Total Long-Term debt at June 30, 2008, is as follows:

Total term debt	$3,750,000
Less Current portion	(3,750,000)

Long-term debt	$-0-

The June 2007 notes also included a Registration Rights Agreement which required the Company to file a registration statement within 180 days of that agreement.  In December, 2007 one of the note holders agreed to extend the registration deadline.  On May 8, 2008 the other two note holders agreed to the same extension.  Under the terms of the agreement if the Company should fail to file the registration statement by the deadline the notes accrue an additional 2% per month until the registration statement is filed or the notes paid in full.  The Company intends to treat the penalty interest as a period cost if and when it may be due.

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

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

NOTE 4 – EQUITY - CONTINUED
------------------

COMMON STOCK
-------------

On December 19, 2005 the shareholders of the Company increased the total authorized shares of common stock to 20,000,000 with a par value of $.001 per share.  The Company had 3,977,250 and 3,952,250 shares outstanding at June 30, 2008 and 2007 respectively.

STOCK WARRANTS
---------------

The Company has issued warrants to the now retired 6% note holders for 250,000 shares of common stock.  The purchase price of the shares is $9.60.  The warrants expire June 30, 2008.  These warrants remain outstanding at June 30, 2008.

The Company has issued warrants to its employees for 490,000 shares of common stock.  The purchase price of the shares is $0.34.  The warrants expire June 19, 2009.  These warrants remain outstanding at June 30, 2008.

The Company has issued warrants to the June 26, September 26, and October 23, 2006 Convertible securities for 433,333 shares of common stock at $0.30 and for 392,500 shares of common stock at $1.10, which were re-priced in June 2007, to $0.30 per share.  The warrants expire in August and November 2011.  These warrants remain outstanding at June 30 , 2008.

The Company has issued warrants during 2006 in connection with services rendered for 766,667 shares of common stock at $0.30.  The warrants expire in August and November 2011.  These warrants remain outstanding at June 30, 2008.

The Company has issued warrants during 2006 to two of its executives for 1,500,000 shares of common stock at $0.75 per share.  These warrants have a vesting schedule and start vesting 12 months after the filing of an effective registration statement covering the resale of the common stock the 11% notes are convertible into.  These warrants remain outstanding at June 30, 2008.

The Company has issued warrants to the June 11, 22, 29, 2007 Convertible securities for 450,000 shares of common stock at $0.30.  The warrants expire in June 2012.  These warrants remain outstanding at June 30, 2008.

XA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

NOTE 4 – EQUITY - CONTINUED
------------------

The Company has issued warrants to the December 21, 2007 Convertible securities for 400,000 shares of common stock at $0.30.  The warrants expire in June 2012.  These warrants remain outstanding at June 30, 2008.

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

June 30, 2008

NOTE5- COMMITMENTS - CONTINUED

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

June 30, 2008

NOTE5- COMMITMENTS - CONTINUED
---------------------------------

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
------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF XA, INC., AND/OR ITS WHOLLY OWNED SUBSIDIARIES, THE EXPERIENTIAL AGENCY, INC., AN ILLINOIS CORPORATION AND FIORI XA, INC., XA SCENES, INC. AND XA INTERACTIVE, INC., NEVADA CORPORATIONS (COLLECTIVELY "XA", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2008.

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

In June 2004, the Company entered into a Subscription Agreement with Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, Whalehaven Funds Limited, Greenwich Growth Fund Limited and Genesis Microcap Inc. (collectively the "6% Note Purchasers") to purchase convertible promissory notes having an aggregate principal amount of $2,500,000, $1,250,000 of which was sold on June 30, 2006 (the "First Tranche" and $1,250,000 which was sold on September 13, 2006 (the "Second Tranche"), which had a 6% annual interest rate, and a conversion price of $0.25 per share (the " 6% Notes"). Following the reverse stock split on December 9, 2004, the conversion price of the 6% Notes would have been $5.00 per share, however, the Company agreed to change the conversion price of the 6% Notes to $2.00 per share. The Subscription Agreement also provided for the issuance of warrants to purchase up to an aggregate of 250,000 shares of Common Stock, with an exercise price of $9.60 per share (the "Class A Warrants"), and warrants to purchase up to an aggregate of 500,000 shares of Common Stock, with an exercise price of $5.00 per share (the "Class B Warrants"). The Company did not agree to change the exercise price of the Class A Warrants or the exercise price of the Class B Warrants. The Class A Warrants have expired and no Class A Warrants were ever exercised by the 6% Note Purchasers. The Class B Warrants have expired and no Class B Warrants were ever exercised by the 6% Note Purchasers.

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

Prior to our entry into the Purchase Agreement and the Second Funding Purchase Agreements, and the consummation of the funding, we received waivers from LaSalle Bank National Association to approve the fundings and a construction loan with LaSalle Bank National Association, as described below. Additionally, we received the waiver of the 6% Note Purchasers, who purchased the 6% Convertible Notes in June and September 2004, to approve the funding and waive our previous default under the 6% Convertible Notes (described in greater detail below) pursuant to our entry into a Waiver of Rights Agreement with the 6% Note Purchasers on July 17, 2006, with an effective date of June 30, 2006, which Waiver of Rights Agreement was later extended by the 6% Note Purchasers until August 9, 2006 in connection with the August 2006 Funding, and our entry into two additional Waiver of Rights Agreements with the 6% Note Purchasers, the Second Waiver Agreement and the Third Waiver Agreement (as described herein).  However, the 6% Note Purchasers did not consent to the issuance of convertible notes and warrants in connection with the Follow On Funding, and as such, the exercise price of the Class A Warrants held by the 6% Note Purchasers has automatically reset to $0.30 per share in connection with the issuance of the Follow On Warrants.

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

If we fail to obtain effectiveness of any required Registration Statement by the applicable Registration Deadlines, or after such effectiveness the Second Follow On Purchasers are unable to sell the Registrable Securities, due to any reason other than the Commission’s application of Rule 415, we are obligated, pursuant to the Second Follow On Rights Agreements, to pay the Second Follow On Purchasers an amount in cash equal to two percent (2%) of the total principal amount of the Prior Notes and the Second Follow On Notes ($71,000), for each thirty (30) day period which the Registration Deadlines are not met or the Second Follow On Purchasers are unable to sell the Underlying Shares. If we fail to pay such damages within five (5) days of the date payable, we are required to pay interest on the amount payable at the rate of eighteen percent (18%) per annum, accruing daily until such amounts are paid in full.  Although the required filing date of the Registration Statement has passed and we have not yet filed a Registration Statement, the Purchasers have not provided us notice of our event of default and we are currently in ongoing negotiations with such Purchasers and as such, we do not believe that an event of default has occurred under the Registration Rights Agreements, as amended.

General Funding Terms and Provisions

The Senior Notes, Second Funding Senior Notes, Follow On Notes, Warrants, Second Funding Warrants (as well as the MVI and Venture Warrants), the Follow On Notes, Second Follow On Notes and Second Follow On Warrants contain certain anti-dilution provisions, which provide that if we issue or sell any additional shares of common stock (including convertible shares of common stock and/or options or warrants to purchase shares of common stock) other than as a dividend or other distribution (a "Dilutive Issuance") at less than the Conversion Price or Exercise Price then in effect, the Conversion Price or Exercise Price shall be automatically reduced to the lower Effective Price (as defined in the Senior Notes, Second Funding Senior Notes, Follow On Notes, Warrants, Second Funding Warrants, Follow On Warrants, Second Follow On Notes and Second Follow On Warrants) of the issuance and/or sale. However, Purchasers have agreed to waive such anti-dilution provision in connection with the issuance of up to 250,000 shares for professional services, which have been fully issued to date (the "Excepted Issuances").  As a result, we have used up all of the Excepted Issuances.  However, because the issuance of the Follow On Warrants were not included in the Excepted Issuances as provided in the Prior $1.10 Warrants, the exercise price of such Prior $1.10 Warrants was automatically reset to $0.30 in connection with the grant of the Follow On Warrants (the “Re-pricing”).

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

The Company paid $100,000 from the Second Follow On Funding to LaSalle, to repay a portion of the principal and interest owed to LaSalle through the LaSalle Line of Credit and entered into a Forbearance Agreement with LaSalle, pursuant to which LaSalle agreed to forbear enforcement of its rights and remedies against us and Experiential until June 1, 2008, conditioned on performance of certain terms and conditions.  These terms and conditions include entering into a new note in the amount of $738,000 with continuing interest and principal payments of $10,000 due on March 1, 2008, April 1, 2008, and May 1, 2008, which payments have been made to date.  Furthermore, the Forbearance Agreement requires the Company, the Second Follow On Purchasers and the other junior lenders to enter into Subordination Agreements and a General Release for the benefit of LaSalle (the “Subordination Agreements”), as well as requiring us to agree to pay all legal fees and expenses incurred by LaSalle in connection with the defaults and the Forbearance Agreement.  While we are currently in default of the repayment of the LaSalle Line of Credit, Bank of America, who has been assigned the LaSalle loan, has agreed to accept $12,500 to extend the due date of the LaSalle debt to August 29, 2008, which amount has been paid to date.

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

In connection with the Sands Brothers Line of Credit, the Company received an initial advance on or around February 29, 2008, of one hundred thousand dollars ($100,000) and executed and delivered to Sands Brothers III a Promissory Note (the “First Advance Note”) in the initial amount of one hundred thousand dollars ($100,000), evidencing such advance.  Further, on March 27, 2008, the Company received a second advance of one hundred thousand dollars ($100,000) and executed and delivered to Sands Brothers III a Promissory Note (the “Second Advance Note”) in the amount of one hundred thousand dollars ($100,000), evidencing such advance.  The second advance exhausted the funding Sands Brothers III has agreed to provide pursuant to the Sands Brothers Line of Credit. The First Advance Note and the Second Advance Note bear interest until paid in full at the rate of twelve percent (12%) per annum, with the interest on such notes payable monthly in arrears commencing on April 1, 2008.  In the event any payment is not made within three (3) days of the date such payment is due under either note, both outstanding notes will bear interest at the rate of fifteen percent (15%) per annum, and such failure to pay the required payment is defined as an “Acceleration Event.” Any Acceleration Event or Event of Default gives Sands Brothers III the right to provide for the entire amount of unpaid principal and interest on the outstanding notes to be immediately due and payable with fifteen days prior notice in the event of an Acceleration Event and without prior notice if an Event of Default occurs.  The principal and any unpaid interest on both notes are due and payable on June 29, 2008, which amount has not been paid to date.

Cadence Letter of Intent

On or about May 19, 2008, the Company entered into a letter of intent (the “Letter of Intent”) with Cadence Properties LLC, a New York limited liability company.  The Letter of Intent set forth the general terms upon which Cadence Properties LLC and/or its investors (“Cadence”) would acquire at least 95% of the fully diluted, issued and outstanding common stock of the Company.  Pursuant to the Letter of Intent, the Company and Cadence agreed to negotiate the entry into a Purchase Agreement, whereby Cadence would assume none of our assets and would assume liabilities of us not to exceed $650,000.

While the parties attempted to negotiate the entry into a Purchase Agreement to memorialize the terms of the Letter of Intent, the parties were unable to come to an agreement on various deal points and on or about July 16, 2008, Cadence provided the Company notice of Cadence’s termination of the LOI.

As a result, the Company is currently seeking alternative financing to repay its bank debt, which became due on June 1, 2008, and convertible note debt, a substantial portion of which became due on June 29, 2008.  While the Company has not repaid any of this debt to date, the Company is currently in discussions with both LaSalle Bank regarding the repayment of the bank debt and the convertible note holders in connection with the repayment of the convertible note debt and the Company has not received a notice of default from either of such holders to date, and as such, the Company does not believe that an event of default has occurred under either set of financing documents to date.  Furthermore, Bank of America, who has been assigned the LaSalle loan, has agreed to accept $12,500 to extend the due date of the LaSalle debt to August 29, 2008, which amount has been paid to date.

The Company is currently seeking an alternative merger or acquisition partner to allow it to repay its outstanding bank and convertible note debt and/or to allow it to undertake a spin-off transaction substantially similar to the transaction contemplated by the LOI with Cadence, although the Company can provide no assurances that it will be able to enter into such a transaction, that any of its note holders will not declare an event of default and/or enforce their security interests, that the Company will not be forced to curtail or abandon its business operations in the future, and/or file for bankruptcy protection.  If any of the events described in the proceeding sentence were to occur, the Company’s securities would likely decline in value and/or become worthless.

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

Marketing and Growth Strategy

The major focus of our growth strategy over the next several years will be the acquisition and development of targeted business communications and event management companies in key regions throughout the United States. Our management has identified a number of targeted strategic acquisition opportunities in the form of business communications and event management companies in key regions throughout the United States. Our targeted acquisitions are intended to add geographic coverage to our existing businesses as well as broaden our service offerings. The initial acquisitions are planned to focus on business communications and event management companies which are specialized in the on-site logistical aspects of the business communications and event management industry, and are located in the Chicago, New York City and Los Angeles areas. We have not entered into any preliminary negotiations or discussions with any acquisition targets, nor do we have any definitive agreements with any acquisition targets, however we plan to take steps to acquire such acquisition targets in the future, funding permitting, of which there can be no assurance.

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

We also believe that multinational organizations headquartered both inside and outside of the United States are increasingly interested in building relationships with business communications and event management firms and owners of events who can provide their services on a worldwide basis. Our international client base continues to grow and in order to better serve these organizations, we plan to aggressively expand our international client base over the next 12 to 24 months, funding permitting, of which there can be no assurance.

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

COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

We had sales of $2,036,015 for the three months ended June 30, 2008, compared to sales of $2,801,143 for the three months ended June 30, 2007, a decrease in sales from the prior period of $765,128 or 27.3%. The decrease in sales was mainly due to seasonal factors as well as a change in the business cycle of certain key clients.  Our sales vary quarter to quarter based on the number of programs and events we plan during those quarters.

We had cost of goods sold relating to direct production costs of $925,012 for the three months ended June 30, 2008, compared to cost of goods sold relating to direct production costs of $1,584,918 for the three months ended June 30, 2007, a decrease in cost of goods sold from the prior period of $659,906 or 41.6%.  The decrease in cost of goods sold was attributable to our decrease in sales for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, and the fact that we negotiated concessions from vendors for certain production costs during the three months ended June 30, 2008, compared to the three months ended June 30, 2007.

Cost of goods sold as a percentage of sales was 45.4% for the three months ended June 30, 2008, compared to 56.6% for the three months ended June 30, 2007, a decrease in cost of goods sold as a percentage of sales of 11.2% from the prior period.

We had gross profit of $1,111,003 for the three months ended June 30, 2008, compared to gross profit of $1,216,225 for the three months ended June 30, 2007, a decrease in gross profit of $105,222 or 8.7% from the prior period. The decrease in gross profit was mainly due to the 27.3% decrease in sales, offset by the 41.6% decrease in cost of goods sold.

We had administrative expenses of $929,341 for the three months ended June 30, 2008, compared to administrative expenses of $1,161,267 for the three months ended June 30, 2007, a decrease in administrative expenses of $231,926 or 20.0% from the prior period.  The decrease in administrative expenses was mainly due to a reduction in the Company’s employees, as well as the termination of certain of the Company’s highest paid employees prior to the three months ended June 30, 2008, compared to the three months ended June 30, 2007.

We had income from operations of $181,662 for the three months ended June 30, 2008, compared to income from operations of $54,958 for the three months ended June 30, 2007, an increase in income from operations of $126,704 or 231% from the prior period. The increase in income from operations was mainly attributable to the $231,926 or 20.0% decrease in administrative expenses offset by the $105,222 or 8.7% decrease in gross profit for the three months ended June 30, 2008, compared to the prior period.

We had net other expenses for the three months ended June 30, 2008, of $245,133, compared to net other expenses of $254,579 for the three months ended June 30, 2007, a decrease in net other expenses of $9,446 or 3.7% from the prior period.

We had a net loss of $63,471 for the three months ended June 30, 2008, compared to a net loss of $199,621 for the three months ended June 30, 2007, a decrease in net loss of $136,150 or 68.2% from the prior period. The decrease in net loss was attributable to the 20.0% decrease in administrative expenses offset by the 27.3% decrease in gross profit for the three months ended June 30, 2008, compared to the three months ended June 30, 2007.

We had other comprehensive income, consisting of decrease in fair value of derivatives, for the three months ended June 30, 2008 of $13,039, compared to other comprehensive loss, consisting of increase in fair value of derivatives of $73,144 for the three months ended June 30, 2007, an increase in other comprehensive income of $86,183 or 118% from the prior period.  This decrease in fair value of derivatives is attributable to the volatile price of the Company’s common stock in relation to the Convertible Promissory Notes and Warrants described above.

We had net comprehensive loss of $50,432 for the three months ended June 30, 2008, compared to net comprehensive loss of $272,765 for the three months ended June 30, 2007, a decrease in net comprehensive loss of $222,333 or 81.5% from the prior period.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

We had sales of $4,147,426 for the six months ended June 30, 2008, compared to sales of $4,850,479 for the six months ended June 30, 2007, a decrease in sales from the prior period of $703,053 or 14.5%. The decrease in sales was mainly due to seasonal factors as well as a change in the business cycle of certain key clients.  Our sales vary quarter to quarter based on the number of programs and events we plan during those quarters.

We had cost of goods sold relating to direct production costs of $2,043,221 for the six months ended June 30, 2008, compared to cost of goods sold relating to direct production costs of $2,523,709 for the six months ended June 30, 2007, a decrease in cost of goods sold from the prior period of $480,488 or 19.0%.  The decrease in cost of goods sold was attributable to our decrease in sales for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, and the fact that we negotiated concessions from vendors for certain production costs during the for the six months ended June 30, 2008, compared to the six months ended June 30, 2007.

Cost of goods sold as a percentage of sales was 49.3% for the six months ended June 30, 2008, compared to 52.0% for the six months ended June 30, 2007, a decrease in cost of goods sold as a percentage of sales of 2.7% from the prior period.

We had gross profit of $2,104,206 for the six months ended June 30, 2008, compared to gross profit of $2,326,771 for the six months ended June 30, 2007, a decrease in gross profit of $222,565 or 9.6% from the prior period. The decrease in gross profit was mainly due to the 14.5% decrease in sales offset by the 19.0% decrease in cost of goods sold.

We had administrative expenses of $1,994,570 for the six months ended June 30, 2008, compared to administrative expenses of $2,420,895 for the six months ended June 30, 2007, a decrease in administrative expenses of $426,325 or 17.6% from the prior period.  The decrease in administrative expenses was due to a reduction in the Company’s employees, as well as the termination of certain of the Company’s highest paid employees prior to the six months ended June 30, 2008, compared to the six months ended June 30, 2007.

We had income from operations of $109,636 for the six months ended June 30, 2008, compared to a loss from operations of $94,125 for the six months ended June 30, 2007, an increase in income from operations of $203,761 or 216% from the prior period. The increase in income from operations was mainly attributable to the $426,325 or 17.6% decrease in administrative expenses offset by the $222,565 or 9.6% decrease in gross profit for the six months ended June 30, 2008, compared to the prior period.

We had net other expenses for the six months ended June 30, 2008, of $390,083, compared to net other expenses of $352,318 for the six months ended June 30, 2007, an increase in net other expenses of $37,765 or 10.7% from the prior period.

We had a net loss of $280,447 for the six months ended June 30, 2008, compared to a net loss of $446,443 for the six months ended June 30, 2007, a decrease in net loss of $165,996 or 37.2% from the prior period. The decrease in net loss was attributable to the 17.6% decrease in administrative expenses offset by the 9.6% decrease in gross profit and the 10.7% increase in other expenses for the six months ended June 30, 2008, compared to the six months ended June 30, 2007.

We had other comprehensive income, consisting of decrease in fair value of derivatives, for the six months ended June 30, 2008 of $6,913, compared to other comprehensive loss consisting of increase in fair value of derivatives of $896,059 for the six months ended June 30, 2007, an increase in other comprehensive income of $902,972 from the prior period.  The decrease in fair value of derivatives is attributable to the volatile price of the Company’s common stock in relation to the Convertible Promissory Notes and Warrants described above.

We had net comprehensive loss of $273,534 for the six months ended June 30, 2008, compared to net comprehensive loss of $1,342,502 for the six months ended June 30, 2007, a decrease in net comprehensive loss of $1,068,968 or 79.6% from the prior period.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $2,426,559 as of June 30, 2008, which included cash of $140,922; accounts receivable of $1,620,493; work in process at cost of $326,599; prepaid expenses of $25,194; and prepaid finance charges of $313,350.

We had total fixed assets of $1,192,323 as of June 30, 2008, which included equipment of $244,736; furniture and fixtures of $345,452; and leasehold improvements of $1,010,321; which was offset by $408,186 of accumulated deprecation. Leasehold improvements mainly included the XA Scenes office space and venue rental in New York, improvements on that space, and equipment mainly includes equipment purchased in connection with the XA Scenes venue.

We had other assets of $966,016 as of June 30, 2008, which included $100,707 of deposits; and $865,309 of goodwill.

We had total assets of $4,584,898 as of June 30, 2008.

We had total current liabilities of $7,036,582 as of June 30, 2008, which included $700,553 of accounts payable, $637,254 of interest payable, which mainly represents accrued and unpaid interest on our 11% Convertible Notes; $2,304 of withheld and accrued taxes; $1,243,567 of unearned revenues; $702,904 of Line of Credit, in connection with our Line of Credit due to LaSalle or its assigns, described in greater detail below; and $3,750,000 of current portion of long term debt in connection with amounts owed to the Purchasers pursuant to the outstanding promissory notes, described in greater detail above and below, which amount includes $3,350,000 in notes which were due in June 2008, and which amounts we have not paid to date.

We had derivative liability of $3,203 as of June 30, 2008, in connection with the outstanding notes owed to the Purchasers.

We had negative working capital of $4,610,023 and a total retained deficit of $5,513,985 as of June 30, 2008.

We had net cash used by operating activities of $116,470 for the six months ended June 30, 2008, which was mainly due to $280,447 of net loss, $1,226,040 of increase in accounts receivable and $283,191 of increase in work in process, offset by $1,074,264 of increase in unearned revenues, $216,150 of increase in accrued interest on our outstanding notes payable and $228,279 of increase in prepaid expenses.

We had $311,620 of net cash used by investing activities for the six months ended June 30, 2008, which was due to $282,852 of purchase of fixed assets and $28,768 of increase in deposits.

We had $65,000 of net cash provided by financing activities for the six months ended June 30, 2008, which represented a $135,000 increase in line of credit in connection with the LaSalle Line of Credit described below, and a $200,000 increase in short term debt in connection with the Sands Brothers of Credit (described below).

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

We subsequently paid $100,000 from the Second Follow On Funding to LaSalle, to repay a portion of the principal and interest owed to LaSalle through the LaSalle Line of Credit and entered into a Forbearance Agreement with LaSalle, pursuant to which LaSalle will forbear enforcement of its rights and remedies against us and Experiential until June 1, 2008, conditioned on performance of certain terms and conditions.  These terms and conditions include entering into a new note in the amount of $738,000 with continuing interest and principal payments of $10,000 due on March 1, 2008, April 1, 2008, and May 1, 2008, which payments have been made to date.  Furthermore, the Forbearance Agreement requires the Company, the Second Follow On Purchasers and the other junior lenders to enter into Subordination Agreements and a General Release for the benefit of LaSalle (the “Subordination Agreements”), as well as requiring us to agree to pay all legal fees and expenses incurred by LaSalle in connection with the defaults and the Forbearance Agreement.  Bank of America, who has been assigned the LaSalle Line of Credit, has agreed to accept $12,500 to extend the due date of the LaSalle debt to August 29, 2008, which amount has been paid to date.

The Company sold an aggregate of $3,550,000 in 11% Senior Subordinated Secured Convertible Promissory Notes and warrants to purchase shares of the Company’s common stock to various Purchasers in June, September and October 2006, and July and December 2007, as described in greater detail above.

On or about February 29, 2008, the Company and Experiential entered into a Revolving Line of Credit Agreement (the “Sands Brothers Line of Credit”) with Sands Brothers Venture Capital III LLC (“Sands Brothers”), pursuant to which Sands Brothers extended a revolving line of credit to the Company for a period extending to June 29, 2008 in the principal amount of up to two hundred thousand dollars ($200,000), which amount has been funded in full.

A total of $3,150,000 of the 11% Senior Subordinated Secured Convertible Promissory Notes and all $200,000 of the Sands Brothers Line of Credit became due in June 2008, and the Company has yet to repay any amounts due under those notes.  The Company is currently in discussions with both LaSalle Bank regarding the repayment of the bank debt and the convertible note holders in connection with the repayment of the convertible note debt and the Company has not received a notice of default from either of such holders to date, and as such, the Company does not believe that an event of default has occurred under either set of financing documents to date.  If however, the holders of the notes were to call the Company in default and charge the Company default interest, take steps to foreclose on the Company’s assets pursuant to the note holders security agreements and/or convert the convertible notes, the Company could be forced to file for bankruptcy protection, sell substantially all of the Company’s assets and/or cease its business operations, which could cause any investment in the Company to become devalued or worthless.

----------------------------

We will need to raise additional financing in the future to repay the $3,550,000, not including accrued and unpaid interest on the notes, which we owe under the August, September and October 2006 Senior Notes, the Follow On Notes and the Second Follow On Notes, which notes were due and payable on June 22, 2008 in connection with the $1,250,000 August 2006 funding and $200,000 of the Follow On Funding, June 11, 2008, in connection with $200,000 of the Notes and $50,000 of the Follow On Notes, June 29, 2008, in connection with the $1,250,000 October 2006 funding and $200,000 of the Follow On Funding, and December 21, 2008, in connection with $400,000 of the Second Follow On Notes, assuming such note holders do not convert such notes into shares of our common stock in connection with their Optional Conversion and Mandatory Conversion rights (described above) and will require approximately $700,000 which we owe under the LaSalle Line of Credit, which amount was due on June, 1, 2008, as well as an additional $200,000, not including accrued and unpaid interest on the Sands Brothers Line of Credit, described above, which became due on June 29, 2008.  We can provide no assurances however that we will be able to perform these terms and conditions, or that we will be able to obtain sufficient funds from alternative lending sources to repay the amount owed pursuant to the LaSalle Line of Credit (or for such extension, described above) or Notes.   In addition to the amounts described above, we anticipate the need for approximately $1 to $5 million of additional financing to support strategic acquisitions and our current expansion plan for the next 18 to 24 months.

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

A substantial portion of our investment capital for the next 12 months, if any, other than those amounts used to repay the LaSalle Line of Credit or Notes and Sands Brothers Line of Credit will be used to finance the expansion of our business in accordance with our growth and acquisition strategy described above. To the extent that the proceeds are not used for acquisitions, such proceeds will be used for general corporate purposes and for working capital needs. The amount and timing of such uses will vary depending on the availability of acquisition opportunities. Pending such uses, the net proceeds will be invested in short-term investment grade securities.

Furthermore, we may receive up to approximately $750,000 in connection with the exercise of the Warrants, which funds we plan to use, if such Warrants are exercised for cash (and not pursuant to a cashless exercise), of which there can be no assurance, for financing future acquisitions and/or working capital.

While we are not currently a party to any agreements with respect to any acquisitions, it is possible that an agreement in principle or a definitive agreement as to one or more acquisitions will be executed prior to the completion of the current capital raising efforts, which may be similar to the Cadence Letter of Intent previously entered into by the Company, which has since been terminated. It is likely that the closing of any acquisition would require us to raise additional funds, which there can be no assurance will be available on favorable terms, if at all.

At this time, no additional financing has been secured. We have no commitments from officers, directors or affiliates to provide funding. Our growth and continued operations could be impaired by limitations on our access to the capital markets as well as penalties we may be forced to pay to the Purchasers in connection with our failure to repay the Notes. Without additional financing, we may not be able to continue our operations and/or repay our current obligations. There can be no assurance that capital from outside sources will be available, or if such financing is available, it may involve issuing securities senior to our common stock or equity financings which are dilutive to holders of our common stock. In addition, in the event we do not raise additional capital from conventional sources, it is likely that our growth will be restricted and we may need to scale back or curtail implementing our business plan and/or we may consider alternative business strategies such as taking the Company private and/or ceasing our periodic filing requirements.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the period covered by this report that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

WE ARE CURRENTLY IN DEFAULT OF THE REPAYMENT OF $3,150,000 IN OUTSTANDING NOTES AND APPROXIMATELY $$700,000  OWED PURSUANT TO OUR LINE OF CREDIT.  ADDITIONALLY, WE WILL REQUIRE AN ADDITIONAL $400,000 TO REPAY OUTSTANDING NOTES IN DECEMBER 2008.

We intend to seek additional acquisitions which acquisitions will likely require additional capital ranging from $3 to $5 million, which is in addition to $2.7 million raised in August through October 2006, $450,000 raised in June 2007, $400,000 raised in December 2007, and $200,000 raised in March 2008. Furthermore, the due date of such Notes (as amended by the First Amendment to the Notes), was June 22, 2008 in connection with the $1,250,000 August 2006 funding and $200,000 of the Follow On Funding, June 11, 2008, in connection with $200,000 of the Notes and $50,000 of the Follow On Notes, June 29, 2008, in connection with the $1,250,000 October 2006 funding and $200,000 of the Follow On Funding, which amounts have not been repaid to date, and December 21, 2008, in connection with $400,000 of the Second Follow On Notes. Finally, we have approximately $700,000 which is past due to LaSalle (described in greater detail above under “Liquidity and Capital Resources”) and $200,000 which was due to Sands Brothers Venture Capital III LLC on June 29, 2008, and which amount has not been paid to date. At this time, no additional financing has been secured. Our growth and continued operations could be impaired by limitations on our access to the capital markets. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to continue our business operations and pursue our expansion strategy. We need to raise additional capital to repay the currently past due amounts owed to the Purchasers, on the LaSalle Line of Credit and the Sands Brothers Line of Credit, and as a result, we are currently seeking to enter into acquisitions or mergers with other entities which transactions could result in a restructuring, change of control and/or a change in our business focus, as well as potential dilution to then current shareholders. Furthermore, our entry into any such transaction (and/or in general) may result in the issuance to the Purchasers of a substantial amount of our shares of common stock to the Purchasers in penalties or in consideration for them agreeing to waive our default in repayment of the Notes.  In the event we do not raise additional capital from conventional sources, there is every likelihood that we may need to scale back or curtail implementing our business plan, cease our business operations and/or file for bankruptcy protection.

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

OUR AUDITOR HAS RAISED DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We had a net loss of $63,471 for the three months ended June 30, 2008.  We had a $4,610,023 working capital deficiency and a total retained deficit of $5,513,985 as of June 30, 2008. We had $3,350,000 in outstanding notes which are in default of the repayment of as of June 30, 2008, and we owed an additional approximately $700,000 on our Line of Credit, which amount we are in default of the repayment of as of the filing of this Report.  These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

THE SENIOR NOTES ARE SECURED BY A SECURITY INTEREST IN SUBSTANTIALLY ALL OF OUR ASSETS.

In August 2006, we sold $1,250,000 in 11% Senior Secured Convertible Notes to certain purchasers, in September and October we sold an additional $1,450,000 in 11% Senior Secured Convertible Notes to three purchasers, in June 2007, we sold an aggregate of $450,000 in 11% Senior Secured Convertible Notes to the Purchasers, and in December 2007, we sold an aggregate of $400,000 in 11% Senior Subordinated Secured Convertible Promissory Notes. All of our currently outstanding Notes and interest on such Notes are convertible into shares of our common stock; however, if we fail to register the shares which the Notes are convertible into, such registration statement ceases to be effective or if the Purchasers fail to convert the outstanding amount of the Senior Notes into shares of our common stock, we were obligated to repay $3,550,000, not including any accrued interest, on the due date of such Notes (as amended by the First Amendment to the Notes), on June 22, 2008 in connection with the $1,250,000 August 2006 funding and $200,000 of the Follow On Funding, June 11, 2008, in connection with $200,000 of the Notes and $50,000 of the Follow On Notes, June 29, 2008, in connection with the $1,250,000 October 2006 funding and $200,000 of the Follow On Funding, and will be obliged to repay $400,000 of the notes (unless our default of the other notes triggers a cross-default) on December 21, 2008 in connection with the Second Follow On Notes. As we are in default of our repayment obligations under the Notes, the Purchasers can take control of substantially all of our assets due to the fact that the repayment of the Notes are secured by a Security Agreement, pursuant to which we granted the Purchasers a security interest in substantially all of our assets. As a result, the Purchasers may take control of substantially all of our assets, which could force us to curtail or abandon our business operations, and any investment in us could become worthless.

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

WE MAY FACE SIGNIFICANT PENALTIES IN CONNECTION WITH OUR FAILURE TO TIMELY FILE AND OBTAIN EFFECTIVENESS OF A REGISTRATION STATEMENT REGISTERING THE SHARES OF COMMON STOCK UNDERLYING THE PURCHASERS NOTES AND WARRANTS.

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

We did not file the Registration Statement by the required filing date and as such, we are technically in default of the Registration Rights Agreement.  However, as we are currently in negotiations with the Purchasers and the Purchasers have not given us notice of such default, we do not believe that an event of default has occurred under the Registration Rights Agreement to date. The Purchasers may however require us to pay an amount in cash equal to two (2%) of the total principal amount of the Prior Notes and the Second Follow On Notes ($71,000), for each thirty (30) day period which the Registration Deadlines are not met or the Second Follow On Purchasers are unable to sell the Underlying Shares. If we fail to pay such damages within five (5) days of the date payable, we are required to pay interest on the amount payable at the rate of eighteen percent (18%) per annum, accruing daily until such amounts are paid in full. As a result, we could be forced to pay the Purchasers substantial penalties, which would reduce our cash on hand, if any, and could cause us to curtail or abandon our current business plans, which would likely cause the value of our common stock to decline in value.

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

We had 3,977,252 shares of common stock outstanding as of August 12, 2008. Assuming a conversion price of $0.25 per share (which conversion price and therefore the number of shares issuable in connection with the conversion of the Notes is subject to adjustment as provided in the Notes, subject to a $0.25 floor), the principal amount of the outstanding notes held by the Purchasers will convert into 14,200,000 shares of common stock and the outstanding Warrants, MVI Warrants and Venture Warrants can be exercised for 2,555,167 shares of common stock. As such, the conversion of the August, September and October 2006 Notes, the Follow On Notes, the Second Follow On Notes and exercise of the Warrants, Venture Warrants and MVI Warrants as well as the Follow On Warrants and Second Follow On Warrants, will cause substantial dilution to our existing shareholders.  Additionally, shareholders should keep in mind that the outstanding Warrants, Venture Warrants and MVI Warrants contain cashless exercise provisions, whereby in the event the shares issuable in connection with such securities are not registered with the Commission, the holders of such securities can exercise such securities for shares of our common stock by receiving a lesser number of shares of our common stock (as calculated in such warrants) and by not paying cash for such conversions.

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

THE NOTES AND WARRANTS ISSUED TO THE PURCHASERS, AND CERTAIN CONSULTANTS IN CONNECTION WITH THE COMPANY’S FUNDINGS HAVE ANTI-DILUTION PROVISIONS, WHICH IF TRIGGERED COULD CAUSE SUBSTANTIAL DILUTION TO OUR THEN SHAREHOLDERS.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

10.1(1)	Common Stock Purchase Warrant A

10.2(2)	Voting Agreement between Joseph Wagner and Frank Goldstin

10.3(2)	Voting Agreement between Jean Wilson and Frank Goldstin

10.4(3)	Fiori Asset Purchase Agreement

10.5(4)	Asset Acquisition Agreement with Musters & Company, Inc.

10.6(4)	Waiver Agreement

10.7(5)	Christopher Spencer Consulting Agreement

10.8(6)	Waiver of Rights Agreement

10.9(7)	Securities Purchase Agreement Dated August 8, 2006

10.10(7)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital LLC

10.11(7)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital II LLC

10.12(7)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital III LLC

10.13(7)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital IV LLC

10.14(7)	11% Senior Secured Convertible Promissory Note with Katie & Adam Bridge Partners L.P.

10.15(7)	Warrant with Sands Brothers Venture Capital LLC ($1.10 initial exercise price)

10.16(7)	Warrant with Sands Brothers Venture Capital II LLC ($1.10 initial exercise price)

10.17(7)	Warrant with Sands Brothers Venture Capital III LLC ($1.10 initial exercise price)

10.18(7)	Warrant with Sands Brothers Venture Capital IV LLC ($1.10 initial exercise price)

10.19(7)	Warrant with Katie & Adam Bridge Partners L.P. ($1.10 initial exercise price)

10.20(7)	Warrant with Sands Brothers Venture Capital LLC ($0.30 initial exercise price)

10.21(7)	Warrant with Sands Brothers Venture Capital II LLC ($0.30 initial exercise price)

10.22(7)	Warrant with Sands Brothers Venture Capital III LLC ($0.30 initial exercise price)

10.23(7)	Warrant with Sands Brothers Venture Capital IV LLC ($0.30 initial exercise price)

10.24(7)	Warrant with Katie & Adam Bridge Partners L.P. ($0.30 initial exercise price)

10.25(7)	Warrant with Mastodon Ventures, Inc. ($0.30 initial exercise price)

10.26(7)	Registration Rights Agreement

10.27(7)	Security Agreement

10.28(7)	Joseph Wagner 60 Month Consulting Agreement Effective August 1, 2006

10.29(7)	Jean Wilson 60 Month Employment Agreement Effective August 1, 2006

10.30(7)	Joseph Wagner Stock Option Agreement to Purchase 850,000 Shares at an Exercise Price of $0.75 Per Share

10.31(7)	Jean Wilson Stock Option Agreement to Purchase 650,000 Shares at an Exercise Price of $0.75 Per Share

10.32(8)	Second Funding Waiver of Rights Agreement

10.33(9)#	Securities Purchase Agreement Effective September 26, 2006 with G. Chris Andersen

10.34(9)#	11% Senior Secured Convertible Promissory Note with G. Chris Andersen

10.35(9)#	Warrant with G. Chris Andersen ($1.10 initial exercise price)

10.36(9)#	Registration Rights Agreement with G. Chris Andersen

10.37(9)#	Security Agreement with G. Chris Andersen

10.38(9)	Securities Purchase Agreement Dated October 23, 2006 with Vision Opportunity Master Fund, Ltd.

1039(9)	11% Senior Secured Convertible Promissory Note with Vision Opportunity Master Fund, Ltd. (1)

10.40(9)	Warrant with Vision Opportunity Master Fund, Ltd. ($1.10 initial exercise price)

10.41(9)	Warrant with Vision Opportunity Master Fund, Ltd. ($0.30 initial exercise price)

10.42(9)	Registration Rights Agreement with Vision Master Fund, Ltd.

10.43(9)	Security Agreement with Vision Master Fund, Ltd.

10.44(9)	Third Waiver of Rights Agreement with the 6% Purchasers

10.45(9)	Consulting Agreement with MVI

10.46(10)	Agreement Regarding the Cancellation of the Series A Preferred Stock of XA, Inc.

10.47(10)	Legal Services Agreement with David M. Loev

10.48(11)	Securities Purchase Agreement With the Sands Brothers Purchasers (June 22, 2007)

10.49(11)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital LLC (June 22, 2007)

10.50(11)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital II LLC (June 22, 2007)

10.51(11)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital III LLC (June 22, 2007)

10.52(11)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital IV LLC (June 22, 2007)

10.53(11)	11% Senior Secured Convertible Promissory Note with Katie & Adam Bridge Partners L.P. (June 22, 2007)

10.54(11)	Warrant with Sands Brothers Venture Capital LLC ($0.30 initial exercise price) (June 22, 2007)

10.55(11)	Warrant with Sands Brothers Venture Capital II LLC ($0.30 initial exercise price) (June 22, 2007)

10.56(11)	Warrant with Sands Brothers Venture Capital III LLC ($0.30 initial exercise price) (June 22, 2007)

10.57(11)	Warrant with Sands Brothers Venture Capital IV LLC ($0.30 initial exercise price) (June 22, 2007)

10.58(11)	Warrant with Katie & Adam Bridge Partners L.P. ($0.30 initial exercise price) (June 22, 2007) (June 22, 2007)

10.59(11)	Registration Rights Agreement with the Sands Brothers Purchasers (June 22, 2007)

10.60(11)	Security Agreement with the Sands Brothers Purchasers (June 22, 2007)

10.61(11)	Securities Purchase Agreement Dated June 29, 2007 with Vision Opportunity Master Fund, Ltd.

10.62(11)	11% Senior Secured Convertible Promissory Note with Vision Opportunity Master Fund, Ltd. (June 29, 2007)

10.63(11)	Warrant with Vision Opportunity Master Fund, Ltd. ($0.30 initial exercise price) (June 29, 2007)

10.64(11)	Registration Rights Agreement with Vision Master Fund, Ltd. (June 29, 2007)

10.64(11)	Security Agreement with Vision Master Fund, Ltd. (June 29, 2007)

10.65(11)	Securities Purchase Agreement effective June 11, 2007 with G. Chris Andersen

10.66(11)	11% Senior Secured Convertible Promissory Note with G. Chris Andersen (effective June 11, 2007)

10.67(11)	Warrant with G. Chris Andersen ($0.30 initial exercise price) (effective June 11, 2007)

10.68(11)	Registration Rights Agreement with G. Chris Andersen (effective June 11, 2007)

10.69(11)	Security Agreement with G. Chris Andersen (effective June 11, 2007)

10.70(11)	Securities Purchase Agreement effective June 11, 2007 with Paul M. Higbee

10.71(11)	11% Senior Secured Convertible Promissory Note with Paul M. Higbee (effective June 11, 2007)

10.72(11)	Warrant with Paul M. Higbee ($0.30 initial exercise price) (effective June 11, 2007)

10.73(11)	Registration Rights Agreement with Paul M. Higbee (effective June 11, 2007)

10.74(11)	Security Agreement with Paul M. Higbee (effective June 11, 2007)

10.75(11)	Waiver of Rights Agreement Dated On Or Around June 22, 2007 with the Purchasers

10.76(11)	First Amendment to Consulting Agreement with Joseph Wagner

10.77(11)	First Amendment to 11% Senior Secured Convertible Promissory Note with the Sands Brothers Purchasers

10.78(11)	First Amendment to 11% Senior Secured Convertible Promissory Note with Vision Master Fund, Ltd.

10.79(11)	First Amendment to 11% Senior Secured Convertible Promissory Note with Paul M. Higbee

10.80(11)	First Amendment to 11% Senior Secured Convertible Promissory Note with G. Chris Andersen

10.81(12)	Securities Purchase Agreement with Sands Brothers Venture Capital III LLC (December 21, 2007)

10.82(12)	11% Senior Secured Convertible Promissory Note with Sands Brothers Venture Capital III LLC (December 21, 2007)

10.83(12)	Warrant with Sands Brothers Venture Capital III LLC ($0.30 initial exercise price) (December 21, 2007)

10.84(12)	Registration Rights Agreement with Sands Brothers Venture Capital III LLC (December 21, 2007)

10.85(12)	Security Agreement with Sands Brothers Venture Capital III LLC (December 21, 2007)

10.86(12)	Securities Purchase Agreement with Vision Opportunity Master Fund, Ltd. (December 21, 2007)

10.87(12)	11% Senior Secured Convertible Promissory Note with Vision Opportunity Master Fund, Ltd. (December 21, 2007)

10.88(12)	Warrant with Vision Opportunity Master Fund, Ltd. ($0.30 initial exercise price) (December 21, 2007)

10.89(12)	Registration Rights Agreement with Vision Master Fund, Ltd. (December 21, 2007)

10.90(12)	Security Agreement with Vision Master Fund, Ltd. (December 21, 2007)

10.91(12)	Forbearance Agreement

10.92(13)	Revolving Line of Credit Agreement with Sands Brothers Venture Capital III LLC (February 29, 2008) and Promissory Note with Sands Brothers Venture Capital III LLC (February 29, 2008)

10.93(14)	Promissory Note with Sands Brothers Venture Capital III LLC (March 27, 2008)

10.94(16)	First Amendment to the Registration Rights Agreement

21.1(15)	Subsidiaries

31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(16) Filed as an Exhibit to our Report on Form 10-Q for the quarter ended March 31, 2008, which was filed with the Commission on May 20, 2008, and incorporated herein by reference.

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

XA, INC.

DATED: August 14, 2008	By: /s/ Joseph Wagner
Joseph Wagner
Chief Executive Officer
(Principal Executive Officer)