Form 10KSB/A
period 2007-12-31
XA, INC.
filed 2008-09-11
CIK 1132034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 2

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

The Registrant is filing this Amendment No. 2 to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, to correct the results of the Registrant’s assessment of its disclosure controls and procedures under “Item 8A. Controls and Procedures,” below, as of December 31, 2007.  The Registrant originally reported that its disclosure controls and procedures were effective as of December 31, 2007; however, due to the fact that the Registrant did not conduct and/or include a “Management’s Report on Internal Control Over Financial Reporting” in its original Annual Report filing on Form 10-KSB, the Registrant now believes that its disclosure controls and procedures were not effective as of December 31, 2007, and the revised “Item 8A. Controls and Procedures,” below reflects such change.  Other than the section entitled “Item 8A. Controls and Procedures”, all of the other sections of this Form 10-KSB/A remain the same as originally filed by the Registrant on April 15, 2008, and investors should review the Registrant's most recent periodic and current report filings for updated information on the operations and financial condition of the Registrant.

XA, INC.
FORM 10-KSB/A

YEAR ENDED
December 31, 2007
INDEX

Part I

Item 1	Description of Business	3

Item 2.	Description of Property	17

Item 3.	Legal Proceedings	18

Item 4.	Submission of Matters to a Vote of Security Holders	19

Part II

Part III

PART I

ITEM 1. DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB/A (THIS "FORM 10 KSB"), INCLUDING STATEMENTS UNDER "ITEM 1. DESCRIPTION OF BUSINESS," AND "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS", CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF XA, INC., AND/OR ITS WHOLLY OWNED SUBSIDIARIES, THE EXPERIENTIAL AGENCY, INC., AN ILLINOIS CORPORATION AND FIORI XA, INC., XA SCENES, INC. AND XA INTERACTIVE, INC., NEVADA CORPORATIONS (COLLECTIVELY "XA", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-KSB/A, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2007.

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

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, for this Annual Report on Form 10-KSB/A, we were required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  For fiscal year 2009, Section 404 will require us to obtain a report from our independent registered public accounting firm attesting to the assessment made by management.  Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2007. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

The reason we believe such disclosure controls and procedures were not effective is that the Company failed to include its “Management’s Report on Internal Control Over Financial Reporting,” described below, in its original Annual Report on Form 10-KSB filing, which in of itself constitutes a material weakness in the Company’s disclosure controls and procedures.

The Company plans to allot sufficient time and resources to conduct its management’s review of internal control over financial reporting prior to the end of the fiscal year ended December 31, 2008, and to timely file its “Management’s Report on Internal Control Over Financial Reporting” in its Annual Report on Form 10-K for the year ended December 31, 2008.

Management's Report on Internam Control Over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting were effective based on those criteria.

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

Changes in Internal Contol Over Financial Reporting

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

XA, INC.

DATED: September 11, 2008	By: /s/ Joseph Wagner
Joseph Wagner
Chief Executive Officer

DATED: September 11, 2008	By: /s/ Jean Wilson
Jean Wilson
Principal Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Joseph Wagner
Joseph Wagner	Chief Executive Officer,	September 11, 2008
President, Secretary and
Chairman of the Board of Directors

/s/ Jean Wilson
Jean Wilson	Principal Financial Officer,	September 11, 2008
Treasurer, Chief Operating Officer
and Director